Form 10-K
period 2020-12-31
Bridgetown Holdings Ltd
filed 2021-03-25
CIK 1815086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-249000

BRIDGETOWN HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o 38/F Champion Tower 3 Garden Road, Central Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +852 2514 8888

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A Ordinary Shares, par value $0.0001 per share	BTWN	The NASDAQ Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one Class A Ordinary Share for $11.50 per share	BTWNW	The NASDAQ Stock Market LLC
Units, each consisting of one Class A Ordinary Share and one-third of one Redeemable Warrant	BTWNU	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant’s units were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on The NASDAQ Capital Market on October 16, 2020 and the registrant’s Class A ordinary shares and warrants began trading on The NASDAQ Capital Market on December 7, 2020. The aggregate market value of the units outstanding, other than the shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2020, as reported on The NASDAQ Capital Market was $921,049,953.

As of March 25, 2021, there were 59,499,351 shares of Class A ordinary stock, par value $0.0001 per share (“Class A Ordinary shares”) and 14,874,838 shares of the Company’s Class B ordinary stock, par value $0.0001 per share (“Class B Ordinary shares”), of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless otherwise stated in this annual report on Form 10-K, references to:

●	“we,” “us,” “company”, “Bridgetown” or “our company” are to Bridgetown Holdings Limited;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association currently in effect;

●	“company,” “our company,” “we,” or “us” are to Bridgetown Holdings Limited, a Cayman Islands exempted company;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time; and

●	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, ordinary shares of our company;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;

●	“FWD” are to FWD, a pan-Asian life insurance company majority owned by Pacific Century, which is an affiliate of our sponsor;

●	“initial shareholders” are to the holders of our founder shares prior to our initial public offering;

●	“letter agreement” refers to the letter agreement, the form of which is filed as an exhibit to the registration statement in connection with our initial public offering;

●	“management” or our “management team” are to our officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“Pacific Century” are to Pacific Century Group, an affiliate of our sponsor;

●	“PineBridge” are to PineBridge Investments, an affiliate of both our sponsor and Pacific Century;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to our Class A ordinary shares offered as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares;

●	“sponsor” are to Bridgetown LLC, a Cayman Islands limited liability company;

●	“Thiel Capital” are to Thiel Capital LLC, an affiliate of our sponsor; and

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business

BUSINESS

General

We are a blank check company incorporated on May 27, 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination.

Initial Public Offering

On October 20, 2020, we consummated our initial public offering of 59,499,351 units (the “units”), including 4,499,351 Units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A ordinary shares”), and one-third of one redeemable warrant of the Company (“warrant”), with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $594,993,510.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 6,000,000 warrants (the “private placement warrants”) to Bridgetown LLC (our “sponsor”) at a purchase price of $1.50 per private placement warrant, generating gross proceeds of $9,000,000. On October 29, 2020, simultaneously with the sale of the over-allotment units, the Company consummated a private sale of an additional 449,936 private placement warrants to the Sponsor, generating gross proceeds of $674,904.

A total of $594,993,510, comprised of $583,093,640 of the proceeds from the initial public offering (which amount includes $20,824,772 of the underwriter’s deferred discount) and $11,899,870 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Daniel Wong, our Chief Executive Officer. Chief Financial Officer and a Director, and Matt Danzeisen, our Chairman, who have many years of experience investing in ventures and building companies with operations. We must complete our initial business combination by October 20, 2022, 24 months from the closing of initial public offering. If our initial business combination is not consummated by October 20, 2022, then our existence will terminate, and we will distribute all amounts in the trust account.

Initial Business Combination

While we may pursue an acquisition or a business combination target in any business or industry, we focus our search on a target with operations or prospective operations in the technology, financial services, or media sectors, which we refer to as the “new economy sectors”, in Southeast Asia. We believe that Southeast Asia is entering a new era of economic growth, particularly in the new economy sectors, which we expect will result in attractive initial business combination opportunities for attractive risk-adjusted returns.

The Association of Southeast Asian Nations, or ASEAN, is made up of countries in Southeast Asia including Indonesia, Thailand, Singapore, Vietnam, the Philippines, Malaysia, Brunei Darussalam, Myanmar, Cambodia and Laos. With a population of 649 million and a nominal GDP of approximately $3 trillion in 2018, ASEAN is fast becoming a major regional economic force and a driver of global growth. ASEAN remains one of the fastest growing regions in the world with economic growth continuing to average 5.4% per annum and is estimated by ASEAN to become the fourth-largest economy in the world by 2030 after the United States, China, and the European Union.

In particular, collective findings by Google, Temasek (an active global investment company owned by the Government of Singapore) and Bain & Company indicate that the region’s internet economy has crossed the $100 billion mark in 2019 and is poised to triple to an estimated $300 billion by 2025. With approximately 360 million Internet users in the region, 90% of which connect to the Internet primarily through their mobile phones, Southeast Asia boasts one of the most engaged mobile internet audience in the world. In addition, with an estimated 150million people who will be turning 15 years old (the so-called, ‘mobile age’) over the next 15 years, Indonesia and Vietnam lead the region with over 40% year-over-year growth in Internet economies, while Malaysia, Thailand, Singapore and the Philippines are growing by 20-30% annually. By the end of 2020, the number of digital consumers in Southeast Asia is estimated to reach approximately 310 million, which is nearly 70% of Southeast Asian consumers. Gross merchandise value (GMV) of Internet economies reached an estimated 3.7% of the Southeast Asian GDP in 2019 and is expected to reach an estimated 8.5% by 2025.

In addition, we believe the Southeast Asian region presents market opportunities in the financial sector. According to an Asian Development Bank report on financial inclusion in Southeast Asia, the gap between needs of the populace and the volume of electronic payment and transfer volumes is estimated to be more than $180 billion in Indonesia, Philippines, Cambodia and Myanmar combined. In addition, in the same set of countries, there is an estimated gap between savings capacity and savings in formal financial institutions of more than $80 billion and gap between credit needs and what is fulfilled by informal lenders is estimated to be approximately $80 billion. There is also low insurance penetration in these markets. For these reasons, we believe that there are significant market opportunities in these segments. We also believe that there are not many funding sources for middle and late-stage fundraising in the Southeast Asian consumer internet space, which we believe provides potential opportunities.

We believe this growth in these new economy sectors will be driven by private sector expansion, technological innovation, a growing young and middle-class population, increasing consumption, structural economic and policy reforms and demographic changes in the region.

Our Sponsor

Bridgetown LLC, our sponsor, has been formed as a collaboration between Pacific Century and Thiel Capital. We may also draw upon the services of PineBridge Investments, an affiliate of Pacific Century.

Pacific Century Group

Founded by Mr. Richard Li in 1993, Pacific Century is an investment group with experience investing in, building and operating businesses in Financial Services and Technology, Media & Telecommunications (TMT). In 1990, Mr. Li founded Asia’s first satellite-delivered cable-TV, Star TV (eventually sold to Rupert Murdoch’s News Corp). Mr. Li founded Pacific Century Regional Developments Limited (PCRD) in 1994, with Pacific Century Insurance (PCI) as one of the subsidiaries (sold to Fortis in 2007). In 1999, Mr. Li, through Pacific Century, acquired a substantial interest in PCCW (then known as Tricom Holdings Limited), which currently holds a majority interest in Viu (an OTT video streaming platform in Asia) and HKT (a Hong Kong telecommunications service provider). In 2010, he acquired the global asset manager PineBridge Investments from AIG. PineBridge manages US$96 billion in assets as of March 2020. The firm’s private capital arm has invested in privately held companies, including Legendary Pictures (a film production and entertainment company), FieldTurf (an installer of artificial turf at sports fields), Tensar (a provider of technology driven solutions for soil reinforcement and ground stabilization), Royalty Pharma (an acquiror of pharmaceutical royalties), Sodecia North America (formerly AZ Automotive; a manufacturer and supplier of engineered metal stampings, assemblies and modules for automobile and motor vehicles). In 2013, Mr. Li established FWD, a life insurance company launched in Hong Kong, Macau and Thailand that has since grown to span nine markets across Asia. FWD had total assets of approximately $50billion as of December 2019 through organic growth and a series of acquisitions of insurance businesses from leading insurance companies. Mr. Li was among the earliest investors in Tencent (a public Chinese conglomerate with over US$600 billion market capitalization that has major holdings in tech, film, music, and gaming), Sohu (a China-based online media, search and game service company), Sina (a Chinese media and technology company) and CompareAsia Group (a financial comparison site in Southeast Asia). Mr. Li was also a late stage investor in Chegg (an American education technology company listed on NYSE), 91.com (a Chinese mobile app marketplace and mobile game operator which was subsequently sold to Baidu), PPStream (a Chinese peer-to-peer streaming video network software which was subsequently sold to iQIYI) and Tokopedia (an e-commerce platform in Indonesia). Mr. Li was a Hong Kong representative at the APEC Business Advisory Council (ABAC) from 2009 to 2014. Mr. Li is a trustee of the Li Ka- Shing Foundation, one of Asia’s most active venture and technology investors. He is also a director of Shantou University and a governor at the ISF Academy, a private school located in Hong Kong.

Thiel Capital

Thiel Capital is an investment firm founded in 2011 by entrepreneur and investor Peter Thiel. Located in Los Angeles, California, Thiel Capital provides strategic and operational support for a variety of investment initiatives and entrepreneurial endeavors. Thiel Capital and its predecessors have incubated and launched several investment firms now with billions of dollars under management, including Founders Fund, Mithril and Valar Ventures. Numerous other business and philanthropic ventures, including the Thiel Fellowship and Breakout Labs, have also started under the Thiel Capital umbrella.

Peter Thiel cofounded PayPal, Inc., an online payments company, where he served as Chief Executive Officer, President and Chairman of the board of directors until the company’s initial public offering and subsequent acquisition by eBay in 2002. He made the first outside investment in Facebook, Inc., where he serves as a director. Mr. Thiel also cofounded Palantir Technologies Inc. and is Chairman of its board of directors. Mr. Thiel and the investment firms he founded have a track record of investing in frontier technology companies, having provided early-stage funding for LinkedIn, Yelp, Stripe, Brex, Trumid, SoFi, SpaceX, Spotify, Airbnb, Qoo10 and hundreds of other startups. Mr. Thiel is a partner at Founders Fund, a San Francisco-based venture capital firm investing in science and technology companies solving difficult problems. Formed in 2005, Founders Fund has raised eight venture capital funds, manages more than $6 billion in committed capital and has supported many consequential companies, including SpaceX, which designs, manufactures and launches advanced rockets and spacecraft, and Airbnb, an online marketplace for lodging, tourism and experiences. Mr. Thiel also cofounded Mithril, a Texas-based venture capital firm, and Valar Ventures, a New York-based venture capital firm. Thiel Capital and Mr. Thiel are also actively involved in the financial technology space, having provided support for companies such as Brex, a company providing cash management services for growing companies with a focus on start-ups in the life science and e-commerce space, Social Finance, an online personal finance company providing student loan refinancing, and Trumid, an electronic bond trading platform. Mr. Thiel is also the founder and chairman of The Thiel Foundation, which supports science, technology, and long-term thinking about the future. In 2011 Mr. Thiel, through The Thiel Foundation, started the Thiel Fellowship, a two-year program for young people who want to build new things instead of attending college. Fellows receive a $100,000 grant and support from The Thiel Foundation’s network of founders, investors and scientists. Past fellows include Vitalik Buterin, co-creator of Ethereum, a global, open-source platform for decentralized applications; Lucy Guo, co-founder of Scale AI, a provider of data to train artificial intelligence applications; Ritesh Agarwal, founder and Chief Executive Officer of OYO Rooms, a hotel chain based in India and Austin Russell, founder and Chief Executive Officer of Luminar Technologies, Inc., which makes LIDAR equipment and software for the transportation industry. The Thiel Foundation also houses Breakout Labs, which backs scientist entrepreneurs working at the intersections of technology, biology, materials and energy. Investors are cautioned that Thiel Capital and its affiliates or related entities’ past performance is not necessarily indicative of our future results.

In certain circumstances, and subject to, among other things, Thiel Capital’s internal policies and procedures, contractual obligations to third parties and applicable laws and regulations, we may seek to draw upon Thiel Capital’s network and relationships to provide access to deal prospects, though neither Thiel Capital nor any related entity has any obligation or duty to us or our shareholders, including without limitation any obligation or duty to present us with any opportunity for a potential business combination. We may also potentially benefit from Thiel Capital’s network and relationships in identifying companies that may be appropriate acquisition targets; however, neither Thiel Capital nor any of its related entities is obligated to identify any such target companies. Any such activities are solely the responsibility of our management team. While Bridgetown 2 Holdings Limited (“Bridgetown 2”) may also seek to draw upon Thiel Capital’s network and relationships to provide access to deal prospects, we do not expect there to be much overlap in deal prospects due to the fact that Bridgetown 2 is substantially smaller in size than we are.

PineBridge Investments

We may also draw upon PineBridge’s platforms, infrastructure, personnel, network and relationships to provide access to deal prospects, along with any necessary resources to aid in the identification, diligence, and fundraising of a target for the initial business combination. PineBridge is a private, global asset manager with a focus on active, high conviction investing. PineBridge has approximately 200 investment professionals across asset classes and 20 offices globally of which 10 are in the Asia-Pacific region. Formerly AIG Investments, PineBridge has been independent and majority-owned by Pacific Century since 2010. It manages over $55 billion in Asia (close to 55% of total assets of $96 billion under management globally) as of March 2020. We believe that we will benefit from PineBridge’s capabilities in alternative strategies where it focuses on select private market opportunities with unrecognized growth potential. We currently anticipate that PineBridge may, from time to time, assist us in the identification of assets or companies that may be appropriate acquisition targets and in unlocking their long-term value. In this respect, none of PineBridge, Pacific Century or Thiel Capital is obligated to identify any such target assets or companies or to perform due diligence on any acquisition targets. Any such activities are solely the responsibility of our management team.

Business Strategy

Our business strategy is to identify and consummate an initial business combination with a company with operations or prospects in the Southeast Asian new economy sector. We focus on companies that complement the experience of our management team and that can benefit from the management team’s operational expertise. Our selection process leverages our management team’s and our sponsor’s broad and deep network of relationships, industry expertise and proven deal-sourcing capabilities, providing us with a strong pipeline of potential targets. Our management and sponsor have experience in:

●	investing and building businesses in the financial services and technology sectors with unique market, policy and macroeconomic insights;

●	managing and operating companies, setting and changing strategies, and identifying, mentoring and recruiting top-notch talent;

●	developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of portfolio businesses;

●	executing merger and acquisition strategies to accelerate growth and create integrated value chains;

●	sourcing, structuring, acquiring and selling businesses in various markets;

●	partnering with other industry-leading companies to increase sales and improve the competitive position of companies;

●	fostering relationships with users, sellers, capital providers and target management teams; and

●	accessing the capital markets, including capital sources in Asia and America, across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Business Combination Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, though we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Companies with operations or prospects in the Southeast Asian new economy sectors.
Based upon our management team’s experience, we believe we will have increased access to investment opportunities and a competitive advantage in our ability to negotiate a business combination with potential targets in the Southeast Asian new economy. Our management team’s extensive experience and network of contacts provide them with an opportunity to source a target, evaluate a target, consummate a business combination with the target and help grow the target’s business.

●	Strong target management teams.
We intend to acquire one or more businesses that have strong management teams with a proven track record of driving growth, building long-term competitive advantage and making sound strategic decisions.

●	Fundamentally sound companies that have the potential to further improve their performance under our ownership.
We believe our management team’s experience in our target sectors as well as their network of industry contacts create opportunities to enhance the revenue and operational efficiencies of the target business, and potentially generate higher returns for our investors.

●	Market leader. We intend to seek a target that has a leading presence across an industry or segment or has leading technology or product capabilities.

●	Appropriate valuations.
We intend to be a disciplined and valuation-centric investor that will invest on terms that we believe are attractive relative to market comparables that provide significant upside potential.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

Our Business Combination Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information that will be made available to us. We also utilize our operational and capital allocation experience.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Sourcing of potential business combination targets

We believe that the operational and transactional experience of our management team and members of our sponsor and their respective affiliates and related entities and the relationships they have developed as a result of such experience, provides us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team and members of our sponsor and their respective affiliates and related entities have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of relationships and this experience provides us with important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions. We currently anticipate that PineBridge may, from time to time, assist us in the identification of assets or companies that may be appropriate acquisition targets, and while we may also draw upon PineBridge’s platforms, infrastructure, personnel, network and relationships to provide access to deal prospects, along with any necessary resources to aid in the identification, diligence, and fundraising of a target for the initial business combination, none of PineBridge, Pacific Century or Thiel Capital is obligated to identify any such target assets or companies or to perform due diligence on any acquisition targets. Any such activities are solely the responsibility of our management team.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities) or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors (or their respective affiliates or related entities). In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations (including, but not limited to, Bridgetown 2), he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us (including, but not limited to, Bridgetown 2).

At the closing of our initial business combination, we may pay a customary financial consulting fee to our sponsor and/or affiliates of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

Other acquisition considerations

In addition to our sponsor, members of our management team directly or indirectly own our ordinary shares and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors are employed by or affiliated with Pacific Century or Thiel Capital. Each of these entities is continually made aware of potential investment opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any discussions, formal or otherwise, with respect to a business combination transaction with any prospective target business. Neither Pacific Century nor Thiel Capital has any obligation or duty to us or to our shareholders, including without limitation any obligation or duty to present us with any opportunity for a potential business combination of which they become aware.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity (including, but not limited to, Bridgetown 2). Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity (including, but not limited to, Bridgetown 2), and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under Cayman Islands law, no director or officer shall be disqualified or prevented from contracting with the company nor shall any contract or transaction entered into by or on behalf of the company in which any director shall have an interest be liable to be avoided. A director shall be at liberty to vote in respect of any contract or transaction in which he is interested provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the board of directors. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

In addition, while Pacific Century is an equity owner of PineBridge, Pacific Century does not control the investment activities of PineBridge or its sponsored funds. Any assistance that PineBridge may provide to us, will be subject to, among other things, PineBridge’s internal policies and procedures, applicable laws, contractual obligations to third parties and PineBridge’s fiduciary obligations to its clients. PineBridge is under no obligation to provide us with any assistance or to present us with any opportunity for a potential business combination of which they become aware.

Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities registered under the Exchange Act even before we enter a definitive agreement regarding our initial business combination.

Initial business combination

Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. In addition, our management will not propose any initial business combination to our shareholders unless such action is approved unanimously by the managers of our sponsor, each of whom is affiliated with either Pacific Century or Thiel Capital.

Unless we complete our initial business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our board of directors, which have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares and/or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Status as a public company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their equity interests, shares and/or shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds makes us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial position

With funds available for a business combination in the amount of $577,270,000, as of December 31, 2020, assuming no redemptions and after payment of up to $17,849,805 of deferred underwriting fees, before estimated offering and working capital expenses, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our initial business combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Selection of a target business and structuring of our initial business combination

Nasdaq rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our board of directors, which has significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to these requirements, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the issued and outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs presently or later incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then issued and outstanding;

●	any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, or their respective affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, or their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, or their respective affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers, or their respective affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, or their respective affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers, or their respective affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers, or their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers, or their respective affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2020 was $595,120,073, or $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination. FWD Life Insurance Public Company Limited and FWD Fuji Life Insurance Company Limited purchased an aggregate of $50,000,000 of units in our initial public offering, with the same redemption rights as the public shareholders with respect to any units they purchased in the offering.

Manner of conducting redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons. So long as we maintain a listing for our securities on the Nasdaq, we are required to comply with Nasdaq rules.

If shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares held by them and any public shares purchased during or after our initial public offering in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their respective permitted transferees will own at least 20% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Our amended and restated memorandum and articles of association provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. We may waive this restriction in our sole discretion. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target by October 20, 2022.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we will have only until October 20, 2022 to complete our initial business combination. If we are unable to complete our initial business combination by October 20, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by October 20, 2022.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by October 20, 2022. However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by October 20, 2022.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 20, 2022 or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

FWD Life Insurance Public Company Limited and FWD Fuji Life Insurance Company Limited purchased an aggregate of $50,000,000 of units in our initial public offering will be entitled to liquidating distributions similar to the public shareholders with respect to any units that it may purchase in the offering.

We expect to use the amounts held outside the trust account ($1,500,497 as of December 31, 2020) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to October 20, 2022, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($1,500,497 as of December 31, 2020) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency laws, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 20, 2022 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by October 20, 2022, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and restated memorandum and articles of association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination;

●	if our initial business combination is not consummated by October 20, 2022, then our existence will terminate, and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provides that we may consummate our initial business combination only if approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Conflicts of interest

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity (including, but not limited to, Bridgetown 2). Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity (including, but not limited to, Bridgetown 2), and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under Cayman Islands law, no director or officer shall be disqualified or prevented from contracting with the company nor shall any contract or transaction entered into by or on behalf of the company in which any director shall have an interest be liable to be avoided. A director shall be at liberty to vote in respect of any contract or transaction in which he is interested provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the board of directors. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

In addition, while Pacific Century is an equity owner of PineBridge, Pacific Century does not control the investment activities of PineBridge or its sponsored funds. Any assistance that PineBridge may provide to us, is subject to, among other things, PineBridge’s internal policies and procedures, applicable laws, contractual obligations to third parties and PineBridge’s fiduciary obligations to its clients. PineBridge is under no obligation to provide us with any assistance or to present us with any opportunity for a potential business combination of which they become aware.

In certain circumstances, and subject to, among other things, Thiel Capital’s internal policies and procedures, contractual obligations to third parties and applicable laws and regulations, we may seek to draw upon Thiel Capital’s network and relationships to provide access to deal prospects, though neither Thiel Capital nor any related entity has any obligation or duty to us or our shareholders, including without limitation any obligation or duty to present us with any opportunity for a potential business combination. We may also potentially benefit from Thiel Capital’s network and relationships in identifying companies that may be appropriate acquisition targets; however, neither Thiel Capital nor any of its related entities is obligated to identify any such target companies. Any such activities are solely the responsibility of our management team. While Bridgetown 2 may also seek to draw upon Thiel Capital’s network and relationships to provide access to deal prospects, we do not expect there to be much overlap in deal prospects due to the fact that Bridgetown 2 is substantially smaller in size than we are.

In addition to our sponsor, members of our management team may directly or indirectly own our ordinary shares and/or private placement warrants following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.

Employees

We have one (1) officer as of the date of this report. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devotes in any time period may vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic reporting and financial information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are an early stage Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated October 16, 2020.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive office is located at c/o 38/F Champion Tower, 3 Garden Road, Central, Hong Kong and our telephone number is +852 2541 8888. Our executive offices are provided to us by our sponsor at no charge. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the NASDAQ Capital Market under the symbols “BTWNU,” “BTWN” and “BTWNW, respectively. Our units commenced public trading on October 16, 2020, and our Class A ordinary shares and warrants commenced public trading separately on December 7, 2020.

(b) Holders

On March 25, 2021, there was one holder of record of our units, three holders of record of our Class A ordinary shares and four holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from May 27, 2020 (inception) through December 31, 2020, we had a net loss of $111,637, which consisted of formation and operating costs of $238,199, offset by interest income on marketable securities held in the Trust Account of $126,562.

Liquidity and Capital Resources

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

Following the Initial Public Offering, the partial exercise of their over-allotment option and the sale of the Private Placement Warrants, a total of $594,993,510 was placed in the Trust Account. We incurred $26,628,771 in transaction costs, including $8,174,902 of underwriting fees net of $2,724,968 reimbursed from the underwriters, $17,849,805 of deferred underwriting fees and $604,064 of other offering costs.

For the period from May 27, 2020 (inception) through December 31, 2020, cash used in operating activities was $32,555. Net loss of $111,637 was impacted by formation cost paid through related party promissory note of $5,000, interest earned on marketable securities held in the Trust Account of $126,562. Changes in operating assets and liabilities provided $200,644 of cash from operating activities.

As of December 31, 2020, we had cash and marketable securities held in the Trust Account of $595,120,073. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash of $1,500,497. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters are entitled to a deferred fee of $0.30 per Unit, or $17,849,805. A portion of such amount, not to exceed 25% of the total amount of the deferred underwriting commissions held in the Trust Account, may be re-allocated or paid to affiliated or unaffiliated third parties that assist in consummating a Business Combination. The election to re-allocate or make any such payments to affiliated or unaffiliated third parties will be solely at the discretion of our management team, and such unaffiliated third parties will be selected by the management team in their sole and absolute discretion. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. We may, in its sole discretion, pay up to an additional 1.25% in the aggregate of deferred underwriting commissions to one or more of the underwriters based on the underwriters’ performance during the Business Combination process.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Title
Daniel Wong	44	Chief Executive Officer, Chief Financial Officer and Director
Matt Danzeisen	44	Chairman of the Board of Directors
Samuel Altman	35	Director
John R. Hass	59	Director
In Joon Hwang	54	Director

Daniel Wong, our Chief Executive Officer, Chief Financial Officer and a Director, is a Senior Vice President with Pacific Century. He leads corporate finance (equity and debt), venture investment, and major mergers and acquisitions at Pacific Century, including in respect of its portfolio companies such as FWD (an Asian life insurance company, majority owned by Pacific Century) and PineBridge (a multi-asset manager managing $96billion worldwide as of March 2020, majority-owned by Pacific Century with a minority interest owned by PineBridge management and employees). Since January 2021, Mr. Wong has been the Chief Executive Officer, Chief Financial Officer and a director of Bridgetown 2 Holdings Limited, a blank check company. Mr. Wong was a Senior Managing Director and a member of the Executive Committee of PineBridge from 2015 to 2016. Prior to joining Pacific Century in 2003, Mr. Wong was a manager with the Corporate Finance division of PricewaterhouseCoopers’ Hong Kong office. Pacific Century established FWD through the acquisition of ING’s insurance assets in Hong Kong, Macau and Thailand for $2.1billion in 2013. Since then, Mr. Wong has raised $6.7 billion of private equity, bank loan and publicly traded fixed income instruments for FWD. Since 2017, Mr. Wong has been a board member of Tokopedia, one of Indonesia’s leading e-commerce marketplaces. He led the Series D investment in Tokopedia on behalf of Pacific Century. Since 2020, he is an investor representative of Tiki, one of Vietnam’s leading B2C e-commerce marketplaces. He led Series D investment in Tiki on behalf of Pacific Century. He is also a board member of CompareAsia group, a financial comparison site in Southeast Asia and one of the top Fintech startups based in Hong Kong. Mr. Wong also led the Series E investment in Chegg (NYSE: CHGG) and was one of Chegg’s board members from 2010 to 2012 prior to its public listing. Since 2015, Mr. Wong has also been Chairman and the single largest shareholder of QooApp, a global anime game platform with close to 6.5 million monthly active users worldwide as of April 2020. Mr. Wong has been a shareholder and subsequently a director of Manner Culture Enterprises (微辣文化集團), a leading online Cantonese content producer with close to 5 million followers on social media and 1 billion viewerships, since 2018 and 2020, respectively. Mr. Wong graduated from the University of Wisconsin-Madison with a Bachelor of Business Administration degree, majoring in Accounting, Finance and Economics. He completed the Kellogg-HKUST Executive MBA program in 2013 and earned the CFA designation in 2001. Mr.Wong is well qualified to serve on our board due to his extensive experience in investment, mergers and acquisitions and serving as a director for various public and private companies.

Matt Danzeisen, the Chairman of our Board of Directors, is Head of Private Investments at Thiel Capital, with a primary focus on investments in private companies and funds in the U.S. and Asia. At Thiel Capital, Mr. Danzeisen has developed and led a strategy focused on making debt and equity investments in innovative financial technology companies, funding some of the leading companies in this space and serving on the board of directors of three of them: Trumid Holdings, LLC, an electronic bond trading platform, since 2015; Artivest Holdings, Inc., an alternative investment platform for retail investors and their advisors, since 2018; and Coru Holdings Limited, a financial management platform for individuals, since 2018. Since January 2021, Mr. Danzeisen has been the Chairman of the Board of Directors of Bridgetown 2 Holdings Limited, a blank check company. Mr. Danzeisen also cofounded Crescendo Equity Partners Limited, or Crescendo, a private equity firm based in South Korea in 2012 while at Thiel Capital. Crescendo has raised and deployed over $550 million throughout South Korea and Southeast Asia in companies with a technology supply-chain focus. Mr. Danzeisen serves as a member of Crescendo’s investment committee and as the firm’s representative to selected portfolio companies. Prior to joining Thiel Capital and its predecessor firm, Clarium Capital Management in 2008, Mr. Danzeisen was a Vice President and Portfolio Manager at BlackRock in its fixed income division from 2002 to 2008. Prior to BlackRock, Mr. Danzeisen was an investment banker at Banc of America Securities from 2000 to 2001.

He graduated from Cornell University with a degree in Finance and a minor in Economics, and is a CFA®charterholder. Mr. Danzeisen is well-qualified to serve as our Chairman due to his extensive technology industry and investment experience.

Samuel “Sam” Altman is a member of our board of directors. Since 2019, Mr. Altman is the Chief Executive Officer and co-founder of OpenAI, an AI research and deployment company. Since January 2021, Mr. Altman has been a director of Bridgetown 2 Holdings Limited, a blank check company. Previously, from 2014 to 2019, he was the President of Y Combinator, a leading startup accelerator which has invested billions of dollars into thousands of startups around the world. In addition to his work at Y Combinator, he has been an active investor in dozens of startups, and currently and within the last five years has served on the boards of Reddit Inc., which operates a social sharing and aggregation website, and Expedia Group, Inc., a company providing travel products and services, as well as Helion Energy, Inc. and Oklo. Inc., which are both developing clean energy solutions. Mr.Altman studied computer science at Stanford University and has since taught classes on entrepreneurship there. Mr. Altman is well qualified to serve on our board due to his technology industry experience.

John R. “Jay” Hass is a member of our board of directors. Since 2010, Mr. Hass has been a Partner at RRE Ventures, a leading U.S. venture capital investment firm. At RRE, Mr. Hass is responsible for a number of business and strategy functions including collaboration with RRE’s portfolio companies on business development and corporate development, investor relations, and new product development. Since January 2021, Mr. Hass has been a director of Bridgetown 2 Holdings Limited, a blank check company. Prior to joining RRE, Mr. Hass spent 22 years at Brown Brothers Harriman, where he served as a Managing Director.  At BBH Mr. Hass established and managed BBH’s Alternative Investments Group, which encompassed private equity, hedge, Asian equity and real estate funds with assets of $1.3 billion and approximately 1,300 limited partners. Prior to BBH, Mr.Hass was a consultant in national politics and was a brand manager at Ted Bates Advertising. In addition to his RRE duties, Mr. Hass has served as an advisor to Raftr, Inc. and DecodeM; and is a member of the Tech: NYC Leadership Council. Mr. Hass is a former independent director of the Cheetah Korea Value Fund and the J.P. Morgan China Region Fund, Inc. He is a board member emeritus of the Tory Burch Foundation. Mr. Hass graduated from Princeton University with a B.A. in Politics and completed the CFA Institute’s Investment Management program at Harvard Business School. Mr. Hass is well-qualified to serve as a director due to his extensive technology industry and investment experience.

In Joon Hwang is a member of our board of directors. Since 2015, he has been Chief Financial Officer, and since 2008 a director of, LINE Corporation (NYSE:LN), a developer of mobile applications and internet services. Since January 2021, Mr. Hwang has been a director of Bridgetown 2 Holdings Limited, a blank check company. He also serves as a member of the board of several LINE Corporation subsidiaries and affiliate companies, including Line Plus, Line Financials, Line Financial Puls, Line Ventures and Line Taiwan Bank Limited. He is Co-Chief Executive Officer of Line Ventures and Chairman of Line Taiwan Bank Limited, which is scheduled to be launched in November 2020. Previously, Mr. Hwang served in several roles at NAVER Corporation (KRX:035420), a development company which operates the Korean search engine Naver, including as Chief Financial Officer from 2008 to 2016. Prior to joining NAVER Corporation, Mr. Hwang served in several roles at Woori Investment & Securities Co., Ltd., Woori Finance Holdings Co., Ltd., Samsung Securities Co., Ltd., Credit Suisse and Samsung Electronics Co., Ltd. Mr. Hwang received a B.S. in economics from Seoul National University and an M.B.A. from New York University. Mr. Hwang is well-qualified to serve as a director due to his extensive technology industry and investment industry experience.

Senior Advisor

Kenneth Ng serves as our senior advisor. He has over 20 years of experience in hedge funds, private equity, equity derivatives, and buy-side investment banking. He is the founder and current Managing Partner of Ark Pacific, an asset management company licensed with the Securities and Futures Commission in Hong Kong since 2014, with overall leadership responsibility in managing investments in growth, special situations private equity and real estate investments across Asia. Since 2018 he has also served as the executive director of Sprint Power Technology Limited, a consulting and engineering services company with a focus on low-carbon automotive technology, where he is responsible for financial management, investor relations and global strategic partnerships. Since January 2021, Mr. Ng has been a senior advisor of Bridgetown 2 Holdings Limited, a blank check company. From 2005 to 2014, Mr. Ng served as an executive director and a founding team member at Elliott Advisors (HK) Limited, the Asian arm of the global multi-strategy hedge fund Elliott Associates, where he oversaw investments in public equities, public debt, private credit and private equity in Asia. Prior to that, Mr. Ng worked as an associate director in the equity derivatives department at UBS AG from 2004 to 2005 and an associate at TPG Capital Asia, a private equity firm, from 2001 to 2004. Mr. Ng started his career in New York with Merrill Lynch & Co. from 1999 to 2001, where he worked on corporate finance transactions and mergers and acquisitions in the technology sector. Since 2020, Mr. Ng has served as Chief Executive Officer and President of Malacca Straits Acquisition Company Limited (NASDAQ: MLAC), a blank check company currently searching for a target with which to consummate an initial business combination focused on businesses which are currently part of Southeast Asian business conglomerates in the media, food processing, renewable energy and healthcare industries. Mr. Ng graduated from Massachusetts Institute of Technology with a Bachelor’s degree in Computer Science and Engineering, a Bachelor’s degree in Management Science and a Master’s degree in Electrical Engineering and Computer Science.

We currently expect our senior advisor to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide business insights when we assess potential business combination targets and (iii) upon our request, provide business insights as we work to create additional value in the businesses that we acquire. In this regard, he will fulfill some of the same functions as our board members. However, he has no written advisory agreement with us. Moreover, our senior advisor will not be under any fiduciary obligations to us nor will he perform board or committee functions, nor will he have any voting or decision-making capacity on our behalf. He will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if our senior advisor becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of senior advisors as we source potential business combination targets or create value in businesses that we may acquire.

Number, terms of office and appointment of officers and directors

Our board of directors consists of five members. Holders of our founder shares have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Each of our directors will hold office for a two-year term, and the appointment, removal or designation of any member of the board of directors prior to our initial business combination requires the unanimous approval of the managers of our sponsor. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Director independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Altman, Hass and Hwang are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee will be entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the board of directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Altman, Hass and Hwang serve as members of our audit committee and Mr. Hass serves as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Hass qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Hass and Hwang serve as members of our compensation committee and Mr. Hass serves as the chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses and as set forth below, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to our initial public offering to be paid either prior to or in connection with our initial business combination. At the closing of our initial business combination, we may pay a customary financial consulting fee to our sponsor and/or affiliates of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination.

We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Altman, Hass and Hwang. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual general meeting (or, if applicable, an extraordinary general meeting). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics and our audit committee charter as exhibits to the registration statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See “Where You Can Find Additional Information.”

Limitation on liability and indemnification of officers and directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud or willful default. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our officers or directors have received any cash compensation for services rendered to us. Our sponsor, officers and directors, or any of their respective affiliates, are entitled to be reimbursed for certain bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we may pay a customary financial consulting fee to our sponsor and/or affiliates of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Our audit committee will also review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 25, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors that beneficially own ordinary shares; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

In the table below, percentage ownership is based on 74,374,189 ordinary shares, consisting of (i) 59,499,351 Class A ordinary shares and (ii) 14,874,838 Class B ordinary shares, issued and outstanding as of March 25, 2021. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

	Class A Ordinary Shares			Class B Ordinary Shares					Approximate Percentage of
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned		Issued and Outstanding Ordinary Shares(2)
Bridgetown LLC(3)				12,376,887	(2)	83.2%	12,376,887	(2)	16.6%
Daniel Wong(3)				14,259,892	(2)	95.9%	14,259,892	(2)	19.2%
Matt Danzeisen(3)				12,376,887	(2)	83.2%	12,376,887	(2)	16.6%
Samuel Altman				5,000	(2)	*	5,000	(2)	*
John R. Hass				5,000	(2)	*	5,000	(2)	*
In Joon Hwang				5,000	(2)	*	5,000	(2)	*
All officers and directors as a group (5 individuals)				14,274,892		95.96%	14,274,892		19.2%
FWD Life Insurance Public Company Limited	5,000,000	(4)	8.4%				5,000,000	(4)	6.7%
FWD Fuji Life Insurance Company, Limited	5,000,000	(4)	8.4%				5,000,000	(4)	6.7%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 38/F Champion Tower, 3 Garden Road, Central, Hong Kong.
(2)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.
(3)	Daniel Wong, our Chief Executive Officer, Chief Financial Officer and a Director, and Matt Danzeisen, our Chairman, also serve as two of four managers of our sponsor, and as such may be deemed to beneficially own shares held by our sponsor by virtue of their control over our sponsor. Richard Li, by virtue of his indirect ownership of the sole member of our sponsor, may be deemed to beneficially own shares held by our sponsor. Each such person disclaims beneficial ownership of the ordinary shares held by our sponsor other than to the extent of any pecuniary interest in such shares. This amount does not include 632,500 founder shares transferred to an affiliate of our sponsor and controlled solely by such party and not by our sponsor
(4)	FWD Life Insurance Public Company Limited purchased 3,000,000 units and FWD Fuji Life Insurance Company, Limited purchased 2,000,000 units in our initial public offering. Richard Li, by virtue of his indirect majority ownership of FWD Group Limited, an indirect parent of such entities, may be deemed to beneficially own securities held by such entities.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In July 2020, our sponsor purchased an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. In July 2020, we effected a share dividend of 1 share for each ordinary share in issue, resulting in our sponsor holding an aggregate of 5,750,000 founder shares, in September 2020, we effected a share dividend of 1.5 shares for each ordinary share in issue, resulting in our sponsor holding an aggregate of 14,375,000 founder shares and in October 2020, we effected a share dividend of 0.1 shares for each ordinary share in issue, resulting in our sponsor holding an aggregate of 13,158,137 founder shares (which amount includes the transfers described below and up to 2,062,500 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). Also in September 2020, our sponsor transferred 2,001,863 founder shares to our Chief Executive Officer, 632,500 founder shares to an affiliate of our sponsor and 5,000 founder shares to each of our independent directors and our senior advisor (which amounts have been adjusted for the share dividend of 0.1 shares for each ordinary share in issue, as well as transfers back to our sponsor by our independent directors and our senior advisor of 500 shares each, which they received as a result of the share dividend). The founder shares held by our independent directors and our senior advisor shall not be subject to forfeiture in the event the over-allotment option is not exercised. On October29, 2020, in connection with the partial exercise of the over-allotment option by the underwriters, 937,662 founder shares were forfeited by certain initial shareholders and cancelled by us. As a result, there are a total of 14,874,838 founder shares issued and outstanding as of the date of this prospectus. Our initial shareholders own approximately 20% of our issued and outstanding shares (not including any securities purchased in our initial public offering by affiliates) and have the right to appoint all of our directors prior to our initial business combination.

In addition, our sponsor purchased an aggregate of 6,449,936 private placement warrants at a price of $1.50 per warrant ($9,674,904 in the aggregate) in a private placement closed simultaneously with the closing of our initial public offering and the exercise of the over-allotment option. Each private placement warrant is exercisable to purchase one whole Class A ordinary share at $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

FWD Life Insurance Public Company Limited and FWD Fuji Life Insurance Company Limited purchased an aggregate of $50,000,000 of units in our initial public offering. FWD has the same redemption rights and rights to the funds held in the trust account with respect to the units it purchased in our initial public offering as the rights afforded to our public shareholders, as described herein.

At the closing of our initial business combination, we may pay a customary financial consulting fee to our sponsor and/or affiliates of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

Prior to the consummation of our initial public offering, our sponsor loaned an aggregate of $300,000 to us under an unsecured promissory note, which we used for a portion of the expenses of our initial public offering. The loans were fully repaid upon the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the placement warrants issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Our sponsor was formed as a collaboration between Pacific Century and Thiel Capital. Our sponsor has received funding from entities related to Pacific Century and Thiel Capital, and, as a result, such entities also have an indirect economic interest in the consummation of our initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any).

We have entered into indemnity agreements with each of our officers and directors. These agreements require us to indemnify these individuals and entity to the fullest extent permitted under applicable Cayman Islands law and to hold harmless, exonerate and advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from May 27, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $61,285 for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms 10-Q for the respective periods and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from May 27, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from May 27, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from May 27, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

BRIDGETOWN HOLDINGS LIMITED

INDEX TO FINANCIAL STATEMENTS

.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Bridgetown Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Bridgetown Holdings Limited (the “Company”) as of December 31, 2020,the related statement of operations, changes in shareholders’ equity and cash flows for the period from May 27, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 27, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 25, 2021

BRIDGETOWN HOLDINGS LIMITED

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current assets
Cash	$1,500,497
Prepaid expenses	434,662
Total Current Assets	1,935,159

Cash and marketable securities held in Trust Account	595,120,073
TOTAL ASSETS	$597,055,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$49,606
Accrued offering costs	300
Advances from related party	902,517
Promissory note- related party	300,000
Total Current Liabilities	1,252,423

Deferred underwriting fee payable	17,849,805
Total Liabilities	19,102,228

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 57,295,300 shares at $10.00 per share	572,953,000

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,204,051 shares issued and outstanding (excluding 57,295,300 shares subject to possible redemption)	220
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,874,838 shares issued and outstanding	1,487
Additional paid-in capital	5,109,934
Accumulated deficit	(111,637)
Total Shareholders’ Equity	5,000,004
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$597,055,232

The accompanying notes are an integral part of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$238,199
Loss from operations	(238,199)

Other income:
Interest earned on marketable securities held in Trust Account	126,562

Net Loss	$(111,637)

Weighted average shares outstanding of Class A redeemable ordinary shares	58,944,636
Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	14,157,269
Basic and diluted net loss per share, Class B	$(0.02)

The accompanying notes are an integral part of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — May 27, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	15,812,500	1,581	23,419	—	25,000

Sale of 59,499,351 Units, net of underwriting discounts and offering costs	59,499,351	5,950	—	—	568,358,789	—	568,364,739

Sale of 6,449,936 Private Placement Warrants	—	—	—	—	9,674,902	—	9,674,902

Forfeiture of Founder Shares	—	—	(937,662)	(94)	94	—	—

Class A ordinary shares subject to possible redemption	(57,295,300)	(5,730)	—	—	(572,947,270)	—	(572,953,000)

Net loss	—	—	—	—	—	(111,637)	(111,637)
Balance — December 31, 2020	2,204,051	$220	14,874,838	$1,487	$5,109,934	$(111,637)	$5,000,004

The accompanying notes are an integral part of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(111,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through advances from related party	5,000
Interest earned on marketable securities held in Trust Account	(126,562)
Changes in operating assets and liabilities:
Prepaid expenses	151,038
Accrued expenses	49,606
Net cash used in operating activities	(32,555)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(594,993,511)
Net cash used in investing activities	(594,993,511)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to the Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	586,818,608
Proceeds from sale of Private Placement Warrants	9,674,902
Advances from related party	257,269
Payments of offering costs	(249,216)
Net cash provided by financing activities	596,526,563

Net Change in Cash	1,500,497
Cash – Beginning	—
Cash – Ending	$1,500,497

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$573,058,890
Change in value of Class A ordinary shares subject to possible redemption	$(105,890)
Deferred underwriting fee payable	$17,849,805
Offering costs included in accrued offering costs	$300
Offering costs paid through promissory note - related party	$300,000
Offering costs paid through advances from related party	$54,548
Payment of prepaid expenses through advances from related party	$585,700
Forfeiture of Founder shares	$(94)

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from May 27, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on October 20, 2020 and the partial exercise of the underwriters over-allotment on October 29, 2020, an amount of $594,993,510 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Class A Ordinary Shares Subject to Possible Redemption –

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $26,628,771 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 26,283,053 shares of Class A ordinary shares in the aggregate.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from Ma 27, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$126,562
Net Earnings	$126,562
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	58,944,636
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(111,637)
Redeemable Net Earnings	(126,562)
Non-Redeemable Net Loss	$(232,457)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	14,157,269
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.02)

As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the shareholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Advances from Related Party

As of December 31, 2020, the Sponsor paid for certain offering and other operating costs on behalf of the Company in connection with the Initial Public Offering amounting to $902,517. The advances are non-interest bearing and due on demand.

Promissory Note — Related Party

On July 9, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of December 31, 2020, there was $300,000 outstanding under the Promissory Note, which is currently due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

NOTE 6 — SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 2,204,051 Class A ordinary shares issued and outstanding, excluding 57,295,300 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 14,874,838 Class B ordinary shares issued and outstanding.

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

NOTE 7 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2020, assets held in the Trust Account were comprised of $2,288 in cash and $595,117,785 in U.S. Treasury securities. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 4/22/2021)	1	$595,117,785	$58,339	$595,176,124

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 15, 2020, by and among the Company, UBS Securities LLC and BTIG, LLC. (1)
3.1	Memorandum and Articles of Association. (4)
3.2	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement, dated October 15, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (1)
4.5	Description of Registered Securities*
10.1	Promissory Note, dated as of July 9, 2020 issued to Bridgetown LLC. (4)
10.2	Letter Agreement, dated October 15, 2020, among the Registrant, its officers and directors and Bridgetown LLC. (1)
10.3	Investment Management Trust Agreement, dated October 15, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.4	Registration Rights Agreement, dated October 15, 2020, between the Registrant and certain security holders. (1)
10.5	Securities Subscription Agreement, dated July 9, 2020, between the Registrant and Bridgetown LLC. (4)
10.6	Private Placement Warrants Purchase Agreement, dated October 15, 2020, between the Registrant and Bridgetown LLC. (1)
10.7	Form of Indemnity Agreement. (3)
14	Form of Code of Ethics. (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 20, 2020.
(2)	Incorporated by reference to the Company’s S-1/A, filed on October 14, 2020.
(3)	Incorporated by reference to the Company’s S-1/A, filed on September 30, 2020.
(4)	Incorporated by reference to the Company’s S-1, filed on September 23, 2020.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2021	Bridgetown Holdings Limited

	By:	/s/ Daniel Wong
	Name:	Daniel Wong
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Wong Daniel Wong	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 25, 2021

/s/ Matt Danzeisen	Chairman of the Board of Directors	March 25, 2021
Matt Danzeisen

/s/ Samuel Altman	Director	March 25, 2021
Samuel Altman

/s/ John R. Hass	Director	March 25, 2021
John R. Hass

/s/ In Joon Hwang	Director	March 25, 2021
In Joon Hwang