Form 10-K/A
period 2020-12-31
Bridgetown Holdings Ltd
filed 2021-06-24
CIK 1815086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of June 23, 2021, there were 59,499,351 shares of Class A ordinary stock, par value $0.0001 per share (“Class A Ordinary shares”) and 14,874,838 shares of the Company’s Class B ordinary stock, par value $0.0001 per share (“Class B Ordinary shares”), of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Bridgetown Holdings Limited (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 25, 2021, or the Original Filing, to restate our financial statements for the period ended December 31, 2020. We are also restating the audited balance sheet as of October 20, 2020 in the accompanying financial statements included in this Amendment, including describing the restatement and its impact on previously reported amounts (the “Restatement”).

The Restatement results from the Company’s prior accounting for its public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) in October 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the Warrants. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying ordinary shares would be entitled to cash.

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with WithumSmith+Brown, PC, the Company’s independent registered public accounting firm, concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

In connection with the Restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the Restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Amendment.

The Company has not amended its previously filed Current Report on Form 8-K or Quarterly Reports on Form 10-Q for the periods affected by the Restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The Restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment under Item 15 of Part IV hereof.

The following sections in the Original Filing are revised in this Form 10-K/A to reflect the Restatement:

Part I – Item 1A – Risk Factors

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II – Item 8 – Financial Statements and Supplementary Data

Part II – Item 9A – Controls and Procedures

Part IV – Item 15 – Exhibits, Financial Statements and Schedules

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

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

Pacific Century Group

Founded by Mr. Richard Li in 1993, Pacific Century is an investment group with experience investing in, building and operating businesses in Financial Services and Technology, Media & Telecommunications (TMT). In 1990, Mr. Li founded Asia’s first satellite-delivered cable-TV, Star TV (eventually sold to Rupert Murdoch’s News Corp). Mr. Li founded Pacific Century Regional Developments Limited (PCRD) in 1994, with Pacific Century Insurance (PCI) as one of the subsidiaries (sold to Fortis in 2007). In 1999, Mr. Li, through Pacific Century, acquired a substantial interest in PCCW (then known as Tricom Holdings Limited), which currently holds a majority interest in Viu (an OTT video streaming platform in Asia) and HKT (a Hong Kong telecommunications service provider). In 2010, he acquired the global asset manager PineBridge Investments from AIG. PineBridge manages $96 billion in assets as of March 2020. The firm’s private capital arm has invested in privately held companies, including Legendary Pictures (a film production and entertainment company), FieldTurf (an installer of artificial turf at sports fields), Tensar (a provider of technology driven solutions for soil reinforcement and ground stabilization), Royalty Pharma (an acquiror of pharmaceutical royalties), Sodecia North America (formerly AZ Automotive; a manufacturer and supplier of engineered metal stampings, assemblies and modules for automobile and motor vehicles). In 2013, Mr. Li established FWD, a life insurance company launched in Hong Kong, Macau and Thailand that has since grown to span nine markets across Asia. FWD had total assets of approximately $50 billion as of December 2019 through organic growth and a series of acquisitions of insurance businesses from leading insurance companies. Mr. Li was among the earliest investors in Tencent (a public Chinese conglomerate with over $600 billion market capitalization that has major holdings in tech, film, music, and gaming), Sohu (a China-based online media, search and game service company), Sina (a Chinese media and technology company) and CompareAsia Group (a financial comparison site in Southeast Asia). Mr. Li was also a late stage investor in Chegg (an American education technology company listed on NYSE), 91.com (a Chinese mobile app marketplace and mobile game operator which was subsequently sold to Baidu), PPStream (a Chinese peer-to-peer streaming video network software which was subsequently sold to iQIYI) and Tokopedia (an e-commerce platform in Indonesia). Mr. Li was a Hong Kong representative at the APEC Business Advisory Council (ABAC) from 2009 to 2014. Mr. Li is a trustee of the Li Ka- Shing Foundation, one of Asia’s most active venture and technology investors. He is also a director of Shantou University and a governor at the ISF Academy, a private school located in Hong Kong.

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

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. Except as set forth below, as of the date of this Amendment No. 1, there have been no material changes to the risk factors disclosed in our final prospectus dated October 16, 2020 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Amendment are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”) provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the year ended December 31, 2020. As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 1, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the Restatement. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from May 27, 2020 (inception) through December 31, 2020, we had a net loss of $90,424,867, which consisted of formation and operating costs of $238,199, transaction costs incurred in connection with warrant liabilities of $826,684 and change in fair value of warrants of $89,486,546, offset by interest earned on marketable securities held in Trust Account of $126,562.

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

For the period from May 27, 2020 (inception) through December 31, 2020, cash used in operating activities was $32,555. Net loss of $90,424,867 was impacted by formation cost paid through advances from related party of $5,000, transaction costs incurred in connection with warrant liabilities of $826,684, change in fair value of warrant liability of $89,486,546, and interest earned on marketable securities held in the Trust Account of $126,562. Changes in operating assets and liabilities provided $200,644 of cash from operating activities.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo Simulation. The Private Placement Warrants are also valued using a Modified Black Scholes Model.

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

Net income (loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net loss, less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Amendment does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On June 23, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from May 27, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of the Original Filing, our directors and officers are as follows:

Name	Age	Title
Daniel Wong	44	Chief Executive Officer, Chief Financial Officer and Director
Matt Danzeisen	44	Chairman of the Board of Directors
Samuel Altman	35	Director
John R. Hass	59	Director
In Joon Hwang	54	Director

Daniel Wong, our Chief Executive Officer, Chief Financial Officer and a Director, is a Senior Vice President with Pacific Century. He leads corporate finance (equity and debt), venture investment, and major mergers and acquisitions at Pacific Century, including in respect of its portfolio companies such as FWD (an Asian life insurance company, majority owned by Pacific Century) and PineBridge (a multi-asset manager managing $96 billion worldwide as of March 2020, majority-owned by Pacific Century with a minority interest owned by PineBridge management and employees). Since January 2021, Mr. Wong has been the Chief Executive Officer, Chief Financial Officer and a director of Bridgetown 2 Holdings Limited, a blank check company. Mr. Wong was a Senior Managing Director and a member of the Executive Committee of PineBridge from 2015 to 2016. Prior to joining Pacific Century in 2003, Mr. Wong was a manager with the Corporate Finance division of PricewaterhouseCoopers’ Hong Kong office. Pacific Century established FWD through the acquisition of ING’s insurance assets in Hong Kong, Macau and Thailand for $2.1 billion in 2013. Since then, Mr. Wong has raised $6.7 billion of private equity, bank loan and publicly traded fixed income instruments for FWD. Since 2017, Mr. Wong has been a board member of Tokopedia, one of Indonesia’s leading e-commerce marketplaces. He led the Series D investment in Tokopedia on behalf of Pacific Century. Since 2020, he is an investor representative of Tiki, one of Vietnam’s leading B2C e-commerce marketplaces. He led Series D investment in Tiki on behalf of Pacific Century. He is also a board member of CompareAsia group, a financial comparison site in Southeast Asia and one of the top Fintech startups based in Hong Kong. Mr. Wong also led the Series E investment in Chegg (NYSE: CHGG) and was one of Chegg’s board members from 2010 to 2012 prior to its public listing. Since 2015, Mr. Wong has also been Chairman and the single largest shareholder of QooApp, a global anime game platform with close to 6.5 million monthly active users worldwide as of April 2020. Mr. Wong has been a shareholder and subsequently a director of Manner Culture Enterprises (微辣文化集團), a leading online Cantonese content producer, since 2018 and 2020, respectively. Mr. Wong graduated from the University of Wisconsin-Madison with a Bachelor of Business Administration degree, majoring in Accounting, Finance and Economics. He completed the Kellogg-HKUST Executive MBA program in 2013 and earned the CFA designation in 2001. Mr. Wong is well qualified to serve on our board due to his extensive experience in investment, mergers and acquisitions and serving as a director for various public and private companies.

Matt Danzeisen, the Chairman of our Board of Directors, is Head of Private Investments at Thiel Capital, with a primary focus on investments in private companies and funds in the U.S. and Asia. At Thiel Capital, Mr. Danzeisen has developed and led a strategy focused on making debt and equity investments in innovative financial technology companies, funding some of the leading companies in this space and serving on the board of directors of three of them: Trumid, an electronic bond trading platform, since 2015; Artivest, an alternative investment platform for retail investors and their advisors, since 2018; and Coru, a financial management platform for individuals, since 2018. Since January 2021, Mr. Danzeisen has been the Chairman of the Board of Directors of Bridgetown 2 Holdings Limited, a blank check company. Mr. Danzeisen also cofounded Crescendo Equity Partners Limited, or Crescendo, a private equity firm based in South Korea in 2012 while at Thiel Capital. Crescendo has raised and deployed over $550 million throughout South Korea and Southeast Asia in companies with a technology supply-chain focus. Mr. Danzeisen serves as a member of Crescendo’s investment committee and as the firm’s representative to selected portfolio companies. Prior to joining Thiel Capital and its predecessor firm, Clarium Capital Management in 2008, Mr. Danzeisen was a Vice President and Portfolio Manager at BlackRock in its fixed income division from 2002 to 2008. Prior to BlackRock, Mr. Danzeisen was an investment banker at Banc of America Securities from 2000 to 2001.

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the period ended December 31, 2020.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement and determined that the warrants and warrant-related instruments should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants and warrant-related instruments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

June 24, 2021

BRIDGETOWN HOLDINGS LIMITED

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current assets
Cash	$1,500,497
Prepaid expenses	434,662
Total Current Assets	1,935,159

Cash and marketable securities held in Trust Account	595,120,073
TOTAL ASSETS	$597,055,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$49,606
Accrued offering costs	300
Advances from related party	902,517
Promissory note- related party	300,000
Total Current Liabilities	1,252,423

Warrant Liability	116,156,595
Deferred underwriting fee payable	17,849,805
Total Liabilities	135,258,823

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 45,679,640 shares at $10.00 per share	456,796,400

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 13,819,711 shares issued and outstanding (excluding 45,679,640 shares subject to possible redemption)	1,382
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,874,838 shares issued and outstanding	1,487
Additional paid-in capital	95,422,007
Accumulated deficit	(90,424,867)
Total Shareholders’ Equity	5,000,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$597,055,232

The accompanying notes are an integral part of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$238,199
Loss from operations	(238,199)

Other income:
Change in fair value of warrants	(89,486,546)
Transaction costs incurred in connection with warrant liabilities	(826,684)
Interest earned on marketable securities held in Trust Account	126,562
Other income, net	(90,186,668)

Net Loss	$(90,424,867)

Weighted average shares outstanding of Class A redeemable ordinary shares	58,944,636
Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	14,157,269
Basic and diluted net loss per share, Class B	$(6.40)

The accompanying notes are an integral part of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — May 27, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	15,812,501	1,581	23,419	—	25,000

Cancellation of Class B ordinary shares	—	—	(1)	—	—	—	—

Sale of 59,499,351 Units, net of warrant liabilities, underwriting discounts and offering costs	59,499,351	5,950	—	—	549,352,356	—	549,358,306

Cash paid in excess of fair value of private warrants	—	—	—	—	2,837,970	—	2,837,970

Forfeiture of Founder Shares	—	—	(937,662)	(94)	94	—	—

Class A ordinary shares subject to possible redemption	(45,679,640)	(4,568)	—	—	(456,791,832)	—	(456,796,400)

Net loss	—	—	—	—	—	(90,424,867)	(90,424,867)
Balance — December 31, 2020	13,819,711	$1,382	14,874,838	$1,487	$95,422,007	$(90,424,867)	$5,000,009

The accompanying notes are an integral part of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(90,424,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through advances from related party	5,000
Transaction costs incurred in connection with warrant liabilities	826,684
Change in fair value of warrant liability	89,486,546
Interest earned on marketable securities held in Trust Account	(126,562)
Changes in operating assets and liabilities:
Prepaid expenses	151,038
Accrued expenses	49,606
Net cash used in operating activities	(32,555)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(594,993,511)
Net cash used in investing activities	(594,993,511)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to the Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	586,818,608
Proceeds from sale of Private Placement Warrants	9,674,902
Advances from related party	257,269
Payments of offering costs	(249,216)
Net cash provided by financing activities	596,526,563

Net Change in Cash	1,500,497
Cash – Beginning	—
Cash – Ending	$1,500,497

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$546,388,841
Change in value of Class A ordinary shares subject to possible redemption	$(89,592,441)
Initial classification of Warrant Liability	$26,670,049
Deferred underwriting fee payable	$17,849,805
Offering costs included in accrued offering costs	$300
Offering costs paid through promissory note - related party	$300,000
Offering costs paid through advances from related party	$54,548
Payment of prepaid expenses through advances from related party	$585,700
Forfeiture of Founder shares	$(94)

The accompanying notes are an integral part of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The registration statement for the Company’s Initial Public Offering was declared effective on October 15, 2020. On October 20, 2020, the Company consummated the Initial Public Offering of 55,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $550,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Bridgetown LLC (the “Sponsor”), generating gross proceeds of $9,000,000, which is described in Note 5.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote any Founder Shares (as defined in Note 5) and Public Shares held by it in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 2 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of shares, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

In accordance with ASC Topic 340, Other Assets and Deferred Costs, as a result of the classification of the warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and Class A ordinary shares included in the Units.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants (including on October 20, 2020 and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of October 20, 2020 (audited)
Warrant Liability	$—	$24,693,333	$24,693,333
Class A Ordinary Share Subject to Possible Redemption	529,415,190	(24,693,333)	504,721,857
Class A Ordinary Share	206	247	453
Additional Paid-in Capital	5,003,959	826,347	5,830,396
Accumulated Deficit	(5,742)	(826,684)	(832,426)

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$116,156,595	$116,156,595
Class A Ordinary Share Subject to Possible Redemption	572,953,000	(116,156,600)	456,796,400
Class A Ordinary Share	220	1,162	1,382
Additional Paid-in Capital	5,109,934	90,312,073	95,422,007
Accumulated Deficit	(111,637)	(90,313,230)	(90,424,867)
Shareholders’ Equity	5,000,004		5,000,009

Statement of Operations for the Period from May 27, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(89,486,546)	$(89,486,546)
Transaction costs associated with warrant liability	—	(826,684)	(826,684)
Net loss	(111,367)	(90,313,230)	(90,424,867)
Weighted average shares outstanding, Class A Ordinary share subject to possible redemption	58,944,636	—	58,944,636
Basic and diluted net income per share, Class A Ordinary share subject to possible redemption	0.00	—	0.00
Weighted average shares outstanding, Class B Ordinary shares	14,157,269	—	14,157,269
Basic and diluted net loss per share, Class B Ordinary shares	(0.02)	(6.38)	(6.40)

Cash Flow Statement for the Period from May 27, 2020 (inception) to December 31, 2020 (audited)
Net loss	(111,367)	(90,313,230)	(90,424,867)
Change in fair value of warrant liability	$—	$89,486,546	$89,486,546
Transaction costs associated with Initial Public Offering	—	826,684	826,684
Initial classification of Class A ordinary share subject to possible redemption	573,058,890	(23,644,544)	546,388,841
Change in value of Class A ordinary share subject to possible redemption	(105,890)	(89,486,551)	(89,592,441)
Initial classification of Warrant Liability	—	—	26,670,049

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to rules and regulations of the SEC.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo Simulation. The Private Placement Warrants are also valued using a Modified Black Scholes Model.

Class A Ordinary Shares Subject to Possible Redemption

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

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $26,027,055 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $826,684 of the offering costs were related to the warrant liabilities and charged to the statement of operations.

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

Net income (loss) Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 26,283,053 shares of Class A ordinary shares in the aggregate.

The Company’s statement of operations includes a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

For the Period from May 27, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$126,562
Net Earnings	$126,562
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	58,944,636
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(90,424,867)
Redeemable Net Earnings	(126,562)
Non-Redeemable Net Loss	$(90,551,429)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	14,157,269
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(6.40)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

NOTE 4 — INITIAL PUBLIC OFFERING

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

NOTE 5 — RELATED PARTY TRANSACTIONS

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 13,819,711 Class A ordinary shares issued and outstanding, excluding 45,679,640 Class A ordinary shares subject to possible redemption.

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

NOTE 8 — WARRANTS

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		December 31,
	Level	2020
Liabilities:
Warrant Liability – Public Warrants	1	$87,067,384
Warrant Liability – Private Placement Warrants	3	$29,089,211

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on October 26, 2020, the date of the Company’s Initial Public Offering, using a Modified Black Scholes Calculation model for the Private Placement Warrants and a Monte Carlo Simulation for the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the binomial lattice simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	October 20, 2020 (Initial Measurement) and October 29, 2020 (Over-allotment)
Risk-free interest rate	0.43%
Time to expiration, in Years	5.25
Expected volatility	19.6%
Exercise price	$11.50
Stock Price	$10.00
Probability of transaction	80.0%

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

On October 20, 2020, the Private Placement Warrants and Public Warrants were determined to be $1.06 and $1.00 per warrant for aggregate values of $6.37 million and 18.33 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurement of the Private Placement Warrants was calculated using a Modified Black Scholes model which is considered a Level 3 measurement.

The key inputs into the Modified Black Scholes model for the Private Placement Warrants were as follows at December 31, 2020:

Input
Risk-free interest rate	0.47%
Time to expiration, in Years	5.25
Expected volatility	19.4%
Exercise price	$11.50
Stock Price	$15.48

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $29.09 million and $87.07 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2020	$—	$—	$—
Initial measurement on October 20, 2020 (IPO)	6,360,000	18,333,333	24,693,333
Initial measurement on October 29, 2020 (IPO – Over allotment)	476,932	1,449,784	1,949,720
Change in valuation inputs or other assumptions	22,252,279	67,234,267	89,846,546
Fair value as of December 31, 2020	$29,089,211	$87,067,384	$116,156,595

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $87.1 million during the period from May 27, 2020 through December 31, 2020.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 15, 2020, by and among the Company, UBS Securities LLC and BTIG, LLC. (1)
3.1	Memorandum and Articles of Association. (4)
3.2	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement, dated October 15, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (1)
4.5	Description of Registered Securities (5)
10.1	Promissory Note, dated as of July 9, 2020 issued to Bridgetown LLC. (4)
10.2	Letter Agreement, dated October 15, 2020, among the Registrant, its officers and directors and Bridgetown LLC. (1)
10.3	Investment Management Trust Agreement, dated October 15, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.4	Registration Rights Agreement, dated October 15, 2020, between the Registrant and certain security holders. (1)
10.5	Securities Subscription Agreement, dated July 9, 2020, between the Registrant and Bridgetown LLC. (4)
10.6	Private Placement Warrants Purchase Agreement, dated October 15, 2020, between the Registrant and Bridgetown LLC. (1)
10.7	Form of Indemnity Agreement. (3)
14	Form of Code of Ethics. (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 20, 2020.
(2)	Incorporated by reference to the Company’s S-1/A, filed on October 14, 2020.
(3)	Incorporated by reference to the Company’s S-1/A, filed on September 30, 2020.
(4)	Incorporated by reference to the Company’s S-1, filed on September 23, 2020.
(5)	Incorporated by reference to the Company’s 10-K, filed on March 25, 2021

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 24, 2021	Bridgetown Holdings Limited

	By:	/s/ Daniel Wong
	Name:	Daniel Wong
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Wong Daniel Wong	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	June 24, 2021

/s/ Matt Danzeisen	Chairman of the Board of Directors	June 24, 2021
Matt Danzeisen

/s/ Samuel Altman	Director	June 24, 2021
Samuel Altman

/s/ John R. Hass	Director	June 24, 2021
John R. Hass

/s/ In Joon Hwang	Director	June 24, 2021
In Joon Hwang