Form 10-Q
period 2021-03-31
Bridgetown Holdings Ltd
filed 2021-06-24
CIK 1815086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of June 23, 2021, there were 59,499,351 Class A ordinary shares, $0.0001 par value and 14,874,838 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BRIDGETOWN HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

BRIDGETOWN HOLDINGS LIMITED

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,383,568	$1,500,497
Prepaid expenses	346,333	434,662
Total Current Assets	1,729,901	1,935,159

Cash and marketable securities held in Trust Account	595,281,763	595,120,073
TOTAL ASSETS	$597,011,664	$597,055,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$342,252	$49,606
Accrued offering costs	—	300
Advances from related party	917,418	902,517
Promissory note- related party	300,000	300,000
Total Current Liabilities	1,559,670	1,252,423

Warrant Liability	73,855,379	116,156,595
Deferred underwriting fee payable	17,849,805	17,849,805
Total Liabilities	$93,264,854	$135,258,823

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 49,874,680 and 45,679,640 shares at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	498,746,800	456,796,400

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 9,624,671 and 13,819,711 shares issued and outstanding (excluding 49,874,680 and 45,679,640 shares subject to possible redemption) at March 31, 2021 and December 31, 2020	962	1,382
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,874,838 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,487	1,487
Additional paid-in capital	53,472,027	95,422,007
Accumulated deficit	(48,474,466)	(90,424,867)
Total Shareholders’ Equity	5,000,010	5,000,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$597,011,664	597,055,232

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operating costs	$512,505
Loss from operations	(512,505)

Other income:
Change in fair value of warrant liability	42,301,216
Interest earned on marketable securities held in Trust Account	161,690
Other income, net	42,462,906

Net Income	$41,950,401

Weighted average shares outstanding of Class A redeemable ordinary shares	59,499,351
Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares - basic	14,874,838
Basic net income per share, Class B	$2.81

Weighted average shares outstanding of Class A and Class B non-redeemable ordinary shares - diluted	19,249,361
Diluted net loss per share, Class A and Class B	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	13,819,711	1,382	14,874,838	1,487	95,422,007	(90,424,867)	5,000,009

Change in value of Class A ordinary shares subject to possible redemption	(4,195,040)	(420)	—	—	(41,949,980)	—	(41,950,400)

Net income	—	—	—	—	—	41,950,401	41,950,401
Balance — March 31, 2021	9,624,671	$962	14,874,838	$1,487	$53,472,027	$(48,474,466)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$41,950,401
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(42,301,216)
Interest earned on marketable securities held in Trust Account	(161,690)
Changes in operating assets and liabilities:
Prepaid expenses	88,329
Accrued expenses	292,646
Net cash used in operating activities	(131,530)

Cash Flows from Financing Activities:
Advances from related party	14,901
Payments of offering costs	(300)
Net cash provided by financing activities	14,601

Net Change in Cash	(116,929)
Cash – Beginning	1,500,497
Cash – Ending	$1,383,568

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$41,950,400

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2021

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

MARCH 31, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, as filed with the SEC on June 24, 2021 The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31,2020.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

Class A Ordinary Shares Subject to Possible Redemption –

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Net Income (Loss) Per Ordinary Share

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Three Months Ended March 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$161,690
Net Earnings	$161,690
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	59,499,351
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings – Basic
Net Income	$41,950,401
Redeemable Net Earnings	(161,690)
Non-Redeemable Net Income – Basic	$41,788,711
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic	14,874,838
Income/Basic Non-Redeemable Class B Ordinary Shares	$2.81

Numerator: Net income minus Net Earnings- Diluted
Non-Redeemable Net income - Basic	$41,788,711
Less: Change in fair value of derivative liability	(42,301,216)
Non-Redeemable Net loss – Diluted	$(512,505)
Denominator: Weighted Average Non-Redeemable Class A and Class B Ordinary Shares
Diluted weighted average shares outstanding, Non-Redeemable Class A and Class B Ordinary Shares (1)	19,249,361
Diluted net loss per share, Non-Redeemable Class A and Class B Ordinary shares	$(0.03)

Diluted weighted average shares outstanding was calculated using the treasury stock method utilizing a weighted average share price of $13.80 and the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 26,283,053 shares.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

MARCH 31, 2021

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

Advances from Related Party

As of March 31, 2021 and December 31, 2020, the Sponsor paid for certain offering and other operating costs on behalf of the Company in connection with the Initial Public Offering amounting to $917,418 and $902,517, respectively. The advances are non-interest bearing and due on demand.

Promissory Note — Related Party

On July 9, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. Upon completion of the Initial Public Offering, the $300,000 outstanding on the Promissory Note was repaid in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31 2020, the Company had no outstanding borrowings under the Working Capital Loans.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 6 — SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 9,624,671 and 13,819,711 Class A ordinary shares issued and outstanding, excluding 49,874,680 and 45,679,640 Class A ordinary shares subject to possible redemption., respectively.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 14,874,838 Class B ordinary shares issued and outstanding.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 7 — WARRANTS

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

MARCH 31, 2021

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

NOTE 8 — FAIR VALUE MEASUREMENTS

At March 31, 2021, assets held in the Trust Account were comprised of $2,288 in cash and $595,279,475 in U.S. Treasury securities. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account. At December 31, 2020, assets held in the Trust Account were comprised of $2,288 in cash and $595,117,785 in U.S. Treasury securities.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
March 31, 2021	U.S. Treasury Securities (Mature on 4/22/2021)	1	$595,279,475	$33,572	$595,313,047
December 31, 2020	U.S. Treasury Securities (Mature on 4/22/2021)	1	$595,117,785	$58,339	$595,176,124

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2021	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants	1	$55,731,059	$87,067,384
Warrant Liability – Private Placement Warrants	3	$18,124,320	$29,089,211

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The measurement of the Public Warrants as of March 31, 2021 and December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

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

The fair value of the Private Placement Warrants was estimated at March 31, 2021 and December 31, 2020 to be $1.42 and $0.71, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	March 31, 2021	December 31, 2020
Risk-free interest rate	1.05%	0.47%
Time to expiration, in Years	5.25	5.25
Expected volatility	19.5%	19.4%
Exercise price	$11.50	$11.50
Stock Price	$10.85	$15.48

The following table presents the changes in the fair value of Private Placement warrant liability:

Private Placement
Fair value as of December 31, 2020	$29,089,211
Change in valuation inputs or other assumptions	(10,964,891)
Fair value as of March 31, 2021	$18,124,320

There were no transfers in or out of Level 3 during the three months ended March 31, 2021.

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

NOTE 9 — SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and Annual Report on Form 10-KA filed with the SEC on May 25, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had a net income of $41,950,401, which consisted of change in fair value of warrant liability of $42,301,216 and an interest income on marketable securities held in the Trust Account of $161,690 offset by the formation and operating cost of $512,505.

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

For the three months ended March 31, 2021, cash used in operating activities was $131,530. Net income of $41,950,401 was affected by change in fair value of warrant liability of $42,301,216, and interest earned on marketable securities held in the Trust Account of $161,690. Changes in operating assets and liabilities provided $380,975 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $595,281,763. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,383,568. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Modified Black Scholes Model and Monte Carlo Simulation, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed June 24, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as management has identified a material weakness in our internal control over financial reporting with respect to the classification of the Company’s Warrants as components of equity instead of as liabilities, as well as the related determination of the fair value of warrant liabilities, additional paid-in capital and accumulated deficit, and related financial disclosures, the Company intends to address this material weakness by enhancing its processes to identify and appropriately apply applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company’s current plans include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The Company has also retained the services of a valuation expert to assist in valuation analysis of the Warrants on a quarterly basis.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus filed with the SEC on October 19, 2020 and Annual Report on Form 10-K/A filed with the SEC on June 24, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

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

BRIDGETOWN HOLDINGS LIMITED

Date: June 24, 2021		/s/ Daniel Wong
	Name:	Daniel Wong
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)