Form 10-Q
period 2021-06-30
Bridgetown Holdings Ltd
filed 2021-08-16
CIK 1815086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 14, 2021, there were 59,499,351 Class A ordinary shares, $0.0001 par value and 14,874,838 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BRIDGETOWN HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2021 and for the period from May 27, 2020 (inception) through June 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2021 and for the period from May 27, 2020 (inception) through June 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2021and for the period from May 27, 2020 (inception) through June 30, 2020	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Control and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

PART III - SIGNATURES		23

i

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BRIDGETOWN HOLDINGS LIMITED

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,232,340	$1,500,497
Prepaid expenses	183,458	434,662
Total Current Assets	1,415,798	1,935,159

Investments held in Trust Account	595,334,110	595,120,073
TOTAL ASSETS	$596,749,908	$597,055,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$2,089,846	$49,606
Accrued offering costs	—	300
Advances from related party	917,418	902,517
Promissory note- related party	300,000	300,000
Total Current Liabilities	3,307,264	1,252,423

Warrant Liability	54,243,089	116,156,595
Deferred underwriting fee payable	17,849,805	17,849,805
Total Liabilities	$75,400,158	$135,258,823

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 51,634,974 and 45,679,640 shares at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	516,349,740	456,796,400

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,864,377 and 13,819,711 shares issued and outstanding (excluding 51,634,974 and 45,679,640 shares subject to possible redemption) at June 30, 2021 and December 31, 2020	786	1,382
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,874,838 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,487	1,487
Additional paid-in capital	35,869,263	95,422,007
Accumulated deficit	(30,871,526)	(90,424,867)
Total Shareholders’ Equity	5,000,010	5,000,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$596,749,908	597,055,232

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period from May 27, 2020 (Inception) through June 30,
	2021	2021	2020

Formation and operating costs	$2,061,697	$2,574,202	$5,000
Loss from operations	(2,061,697)	(2,574,202)	(5,000)

Other income:
Change in fair value of warrant liability	19,612,290	61,913,506	-
Interest earned on marketable securities held in Trust Account	52,347	214,037	-
Total other income, net	19,664,637	62,127,543	-

Net income (loss)	$17,602,940	$59,553,341	$(5,000)

Weighted average shares outstanding of Class A redeemable ordinary shares	59,499,351	59,499,351	-
Basic and diluted net income per share, Class A	$0.00	$0.00	$-

Weighted average shares outstanding of Class B non-redeemable ordinary shares – basic and diluted	14,874,838	14,874,838	1
Basic and diluted net income (loss) per share, Class B	$1.18	$3.99	$(5,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	13,819,711	1,382	14,874,838	1,487	95,422,007	(90,424,867)	5,000,009

Change in value of Class A ordinary shares subject to possible redemption	(4,195,040)	(420)	—	—	(41,949,980)	—	(41,950,400)

Net income	—	—	—	—	—	41,950,401	41,950,401
Balance — March 31, 2021 (unaudited)	9,624,671	$962	14,874,838	$1,487	$53,472,027	$(48,474,466)	$5,000,010

Change in value of Class A ordinary shares subject to possible redemption	(1,760,294)	(176)	—	—	(17,602,764)	—	(17,602,940)

Net income	—	—	—	—	—	17,602,940	17,602,940
Balance — June 30, 2021 (unaudited)	7,864,377	$786	14,874,838	$1,487	$35,869,263	$(30,871,526)	$5,000,010

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH JUNE 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — May 27, 2020 (Inception)	—	—	—	—	—	—	—

Issuance of Class B ordinary shares to Sponsor	—	—	1	—	—	—	—

Net loss	—	—	—	—	—	(5,000)	(5,000)
Balance — June 30, 2020	—	$—	1	$—	$—	$(5,000)	$(5,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,	For the Period from May 27, 2020 (Inception) through June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$59,553,341	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(61,913,506)	—
Interest earned on marketable securities held in Trust Account	(214,037)	—
Formation cost paid through advance from related party	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses	251,204	—
Accrued expenses	2,040,240	—
Net cash used in operating activities	(282,758)	—

Cash Flows from Financing Activities:
Advances from related party	14,901	—
Payments of offering costs	(300)	—
Net cash provided by financing activities	14,601	—

Net Change in Cash	(268,157)	—
Cash – Beginning	1,500,497	—
Cash – Ending	$1,232,340	$—

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$59,553,340	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On October 29, 2020, the Company consummated the sale of an additional 4,499,351 Units, at $10.00 per Unit, and the sale of an additional 449,936 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $45,668,412.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

Liquidity and Going Concern Consideration

As of June 30, 2021, the Company had $1,232,340 in its operating bank account, and a working capital deficiency of approximately $1,891,466.

The Company's liquidity needs up to June 30, 2021 were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, advances from related party of $917,418 as of June 30, 2021 (see Note 4) and the proceeds from the consummation of the private placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 4).

Management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund its working capital needs until the consummation of a Business Combination or for a minimum of one year from the date of issuance of the financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination (including the pending Business Combination).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, as filed with the SEC on June 24, 2021 The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The public warrants for periods where no observable traded price was available are valued using a Monte Carlo Simulation. The Private Placement Warrants are valued using a Modified Black Scholes Model.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,	For the Period From May 27, 2020 (inception) through June 30,
	2021	2021	2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$52,347	$214,037	$—
Net Earnings	$52,347	$214,037	$—
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	59,499,351	59,499,351	1
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings – Basic and Diluted
Net Income	$17,602,940	$59,553,341	$(5,000)
Redeemable Net Earnings	(52,347)	(214,037)	—
Non-Redeemable Net Income – Basic and Diluted	$17,550,593	$59,339,304	$(5,000)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	14,874,838	14,874,838	1
Income (Loss)/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$1.18	$3.99	$(5,000)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheet, primarily due to their short-term nature, except for the warrant liabilities (see Note 8).

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

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

JUNE 30, 2021

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 6,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $9,000,000. On October 29, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 449,936 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $674,902. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Advances from Related Party

As of June 30, 2021 and December 31, 2020, the Sponsor paid for certain offering and other operating costs on behalf of the Company in connection with the Initial Public Offering amounting to $917,418 and $902,517, respectively. The advances are non-interest bearing and due on demand.

Promissory Note — Related Party

On July 9, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there was $300,000 and $300,000, respectively, outstanding under the Promissory Note, which is currently due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31 2020, the Company had no outstanding borrowings under the Working Capital Loans.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 6 — SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 7,864,377 and 13,819,711 Class A ordinary shares issued and outstanding, excluding 51,634,974 and 45,679,640 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 14,874,838 Class B ordinary shares issued and outstanding.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

JUNE 30, 2021

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

NOTE 8 — FAIR VALUE MEASUREMENTS

At June 30, 2021, assets held in the Trust Account were comprised of $1,097 in cash and $595,333,013 in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $2,288 in cash and $595,117,785 in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at June 30, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
June 30, 2021	U.S. Treasury Securities (Mature on 8/10/2021)	1	$595,333,013	$(19,780)	$595,313,233
December 31, 2020	U.S. Treasury Securities (Mature on 4/22/2021)	1	$595,117,785	$58,339	$595,176,124

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants	1	$39,666,234	$87,067,384
Warrant Liability – Private Placement Warrants	3	$14,576,855	$29,089,211

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

The measurement of the Public Warrants as of June 30, 2021 and December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The fair value of the Private Placement Warrants was estimated at June 30, 2021 and December 31, 2020 to be $2.26 and $4.51, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	June 30, 2021	December 31, 2020
Risk-free interest rate	0.96%	0.47%
Time to expiration, in Years	5.51	5.25
Expected volatility	27.3%	19.4%
Exercise price	$11.50	$11.50
Stock Price	$10.12	$15.48

The following table presents the changes in the fair value of Private Placement Warrant liability:

Private Placement
Fair value as of December 31, 2020	$29,089,211
Change in valuation inputs or other assumptions	(14,512,356)
Fair value as of June 30, 2021	$14,576,855

There were no transfers in or out of Level 3 during the three and six months ended June 30, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had a net income of $17,602,940, which consisted of change in fair value of warrant liability of $19,612,290 and an interest income on marketable securities held in the Trust Account of $52,347 offset by the formation and operating cost of $2,061,697.

For the six months ended June 30, 2021, we had a net income of $59,553,341, which consisted of change in fair value of warrant liability of $61,913,506 and an interest income on marketable securities held in the Trust Account of $214,037 offset by the formation and operating cost of $2,574,202.

For the period from May 27, 2020 (inception) through June 30, 2020, we had a net loss $5,000, which consisted of formation and operating costs.

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

For the six months ended June 30, 2021, cash used in operating activities was $282,758. Net income of $59,553,341 was affected by change in fair value of warrant liability of $61,913,506, and interest earned on marketable securities held in the Trust Account of $214,037. Changes in operating assets and liabilities provided $2,291,444 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $595,334,110. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $1,232,340. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The public warrants for periods where no observable traded price was available are valued using a Monte Carlo Simulation. The Private Placement Warrants are valued using a Modified Black Scholes Model.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed June 24, 2021, a material weakness existed and our disclosure controls and procedures were not effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIDGETOWN HOLDINGS LIMITED

Date: August 16, 2021		/s/ Daniel Wong
	Name:	Daniel Wong
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)