Form 10-Q
period 2021-09-30
Bridgetown Holdings Ltd
filed 2021-11-12
CIK 1815086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 12, 2021, there were 59,499,351 Class A ordinary shares, $0.0001 par value and 14,874,838 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BRIDGETOWN HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020 and for the period from May 27, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2021, for the three months ended September 30, 2020, and for the period from May 27, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021and for the period from May 27, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Control and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART III - SIGNATURES		22

i

PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

BRIDGETOWN HOLDINGS LIMITED

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Revised)
ASSETS
Current assets
Cash	$1,080,954	$1,500,497
Prepaid expenses	20,583	434,662
Total Current Assets	1,101,537	1,935,159

Investments held in Trust Account	595,382,051	595,120,073
TOTAL ASSETS	$596,483,588	$597,055,232

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,418,132	$49,606
Accrued offering costs	—	300
Advances from related party	1,317,418	902,517
Promissory note- related party	300,000	300,000
Total Current Liabilities	4,035,550	1,252,423

Warrant Liability	32,913,482	116,156,595
Deferred underwriting fee payable	17,849,805	17,849,805
Total Liabilities	$54,798,837	$135,258,823

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 59,499,351 shares at $10.00 per share at September 30, 2021 and December 31, 2020	594,993,510	594,993,510

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,874,838 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,487	1,487
Accumulated deficit	(53,310,246)	(133,198,588)
Total Shareholders’ Deficit	(53,308,759)	(133,197,101)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$596,483,588	597,055,232

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 27, 2020 (Inception) through September 30,
	2021	2020	2021	2020
Formation and operating costs	$1,042,547	$742	$3,616,749	$5,742
Loss from operations	(1,042,547)	(742)	(3,616,749)	(5,742)

Other income:
Change in fair value of warrant liability	21,329,607	—	83,243,113	—
Interest earned on marketable securities held in Trust Account	47,941	—	261,978	—
Total other income	21,377,548	—	83,505,091	—

Net income (loss)	$20,335,001	$(742)	$79,888,342	$(5,742)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	59,499,351	—	59,499,351	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.27	$—	$1.07	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares – basic and diluted	14,874,838	13,750,000	14,874,838	13,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.27	$—	$1.07	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(REVISED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	14,874,838	1,487	—	(133,198,588)	(133,197,101)

Net income	—	—	—	—	—	41,950,401	41,950,401
Balance — March 31, 2021 (unaudited)	—	$—	14,874,838	$1,487	$—	$(91,248,187)	$(91,246,700)

Net income	—	—	—	—	—	17,602,940	17,602,940
Balance — June 30, 2021 (unaudited)	—	$—	14,874,838	$1,487	$—	$(73,645,247)	$(73,643,760)

Net income	—	—	—	—	—	20,335,001	20,335,001
Balance — September 30, 2021 (unaudited)	—	$—	14,874,838	$1,487	$—	$(53,310,246)	$(53,308,759)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance — May 27, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	1	—	—	—	—

Net loss	—	—	—	(5,000)	(5,000)
Balance — June 30, 2020 (unaudited)	1	$—	$—	$(5,000)	$(5,000)

Cancellation of Class B ordinary shares	(1)	—	—	—	—

Issuance of Class B ordinary share to Sponsor	15,812,500	1,581	23,419	—	25,000

Net loss	—	—	—	(742)	(742)
Balance — September 30, 2020 (unaudited)	15,812,500	$1,581	$23,419	$(5,742)	$19,258

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period from May 27, 2020 (Inception) through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$79,888,342	$(5,742)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(83,243,113)	—
Interest earned on marketable securities held in Trust Account	(261,978)	—
Payment of formation costs through advances from related party	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses	414,079	—
Accrued expenses	2,368,526	—
Net cash used in operating activities	(834,144)	(742)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Advances from related party	414,901
Proceeds from promissory note - related party	—	197,500
Payments of offering costs	(300)	(166,385)
Net cash provided by financing activities	414,601	56,115

Net Change in Cash	(419,543)	55,373
Cash – Beginning	1,500,497	—
Cash – Ending	$1,080,954	$55,373

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$76,472
Offering costs paid through promissory note	$—	$86,604

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $26,628,771, consisting of $8,174,902 of underwriting fees, net of $2,724,968 reimbursed from the underwriters (see Note 6), $17,849,805 of deferred underwriting fees and $604,064 of other offering costs.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The public shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes payable), divided by the number of then issued and outstanding public shares. The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Liquidity and Going Concern Consideration

As of September 30, 2021, the Company had $1,080,954 in its operating bank accounts, $595,382,051 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $2,934,013.

The Company intends to complete a Business Combination by October 20, 2022. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” the Company has until October 20, 2022, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 20, 2022.

NOTE 2 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results as a result of this reclassification.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Revised
Balance Sheet as of December 31, 2020 (audited)
Class A ordinary shares subject to possible redemption	$456,796,400	$138,197,110	$594,993,510
Class A ordinary shares	$1,382	$(1,382)	$—
Additional paid-in capital	$95,422,007	$(95,422,007)	$—
Retained earnings	$(90,424,867)	$(42,773,721)	$(133,198,588)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(138,197,110)	$(133,197,101)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, as filed with the SEC on June 24, 2021 The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$594,993,510
Less:
Proceeds allocated to Public Warrants	$(19,833,117)
Class A ordinary shares issuance costs	(25,802,087)
Plus:
Accretion of carrying value to redemption value	$45,635,204

Class A ordinary shares subject to possible redemption	$594,993,510

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $26,628,771, of which $25,802,087 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $826,648 were expensed to the statement of operations.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 26,283,053 Class A ordinary shares in the aggregate. For the respective periods ending September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary shares for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020		Nine Months Ended September 30, 2021		For the Period from May 27, 2020 (Inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$16,268,001	$4,067,000	$—	(742)	$63,910,673	$15,977,669	$—	$(5,742)
Denominator:
Basic and diluted weighted average shares outstanding	59,499,351	14,874,838	—	13,750,000	59,499,351	14,874,838	—	13,750,000
Basic and diluted net income (loss) per ordinary share	$0.27	$0.27	$—	—	$1.07	$1.07	$—	$—

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the Company’s condensed balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 9).

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

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 59,499,351 Units, at a purchase price of $10.00 per Unit, inclusive of 4,499,351 Units sold to the underwriters on October 29, 2020 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 6,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $9,000,000. On October 29, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 449,936 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $674,902. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Advances from Related Party

As of September 30, 2021 and December 31, 2020, the Sponsor paid for certain offering and other operating costs on behalf of the Company in connection with the Initial Public Offering amounting to $1,317,418 and $902,517, respectively. The advances are non-interest bearing and due on demand.

Promissory Note — Related Party

On July 9, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there was $300,000 outstanding under the Promissory Note, which is currently due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31 2020, the Company had no outstanding borrowings under the Working Capital Loans.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 59,499,351 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 14,874,838 Class B ordinary shares issued and outstanding.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

NOTE 9 — FAIR VALUE MEASUREMENTS

At September 30, 2021, assets held in the Trust Account were comprised of $98 in cash and $595,381,953 in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $2,288 in cash and $595,117,785 in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2021 and December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
September 30, 2021	U.S. Treasury Securities (Mature on 8/10/2021)	1	$595,381,953	$(9,677)	$595,372,276
December 31, 2020	U.S. Treasury Securities (Mature on 4/22/2021)	1	$595,117,785	$58,339	$595,176,124

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants	1	$24,593,065	$87,067,384
Warrant Liability – Private Placement Warrants	3	$8,320,417	$29,089,211

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The measurement of the Public Warrants as of September 30, 2021 and December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

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

The fair value of the Private Placement Warrants was estimated at September 30, 2021 and December 31, 2020 to be $1.29 and $4.51, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	September 30, 2021	December 31, 2020
Risk-free interest rate	1.13%	0.47%
Time to expiration, in Years	5.75	5.25
Expected volatility	17.8%	19.4%
Exercise price	$11.50	$11.50
Stock Price	$9.81	$15.48

The following table presents the changes in the fair value of Private Placement Warrant liability:

Private Placement
Fair value as of December 31, 2020	$29,089,211
Change in valuation inputs or other assumptions	(20,768,794)
Fair value as of September 30, 2021	$8,320,417

There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had a net income of $20,335,001, which consisted of change in fair value of warrant liability of $21,329,607 and an interest income on marketable securities held in the Trust Account of $47,941, offset by the formation and operating cost of $1,042,547.

For the nine months ended September 30, 2021, we had a net income of $79,888,342, which consisted of change in fair value of warrant liability of $83,243,113 and an interest income on marketable securities held in the Trust Account of $261,978, offset by the formation and operating cost of $3,616,749.

For the three months ended September 30, 2020, we had a net loss of $742, which consisted of formation and operational costs.

For the period from May 27, 2020 (inception) through September 30, 2020, we had a net loss $5,742, which consisted of formation and operating costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $834,144. Net income of $79,888,342 was affected by change in fair value of warrant liability of $83,243,113, and interest earned on marketable securities held in the Trust Account of $261,978. Changes in operating assets and liabilities provided $2,782,605 of cash from operating activities.

For the period from May 27, 2020 (inception) through September 30, 2020, cash used in operating activities was $742. Net loss of $5,742 was affected by payment of formation costs through advances from related party of $5,000.

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $595,382,051. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $1,080,954. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

 Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary share outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were implemented during the quarter ended June 30, 2021 and fully evidenced by September 30, 2021.

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

BRIDGETOWN HOLDINGS LIMITED

Date: November 12, 2021		/s/ Daniel Wong
	Name:	Daniel Wong
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)