Form 10-K/A
period 2020-12-31
Bridgetown Holdings Ltd
filed 2021-12-21
CIK 1815086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of December 21, 2021, there were 59,499,351 shares of Class A ordinary stock, par value $0.0001 per share (“Class A ordinary shares”) and 14,874,838 shares of the Company’s Class B ordinary stock, par value $0.0001 per share (“Class B ordinary shares”), of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends Amendment No. 1 to the Annual Report on Form 10-K/A of Bridgetown Holdings Limited, as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 24, 2021 (the “First Amended Filing”). References throughout this Amendment No. 2 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to Bridgetown Holdings Limited unless the context otherwise indicates.

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “initial public offering”) on October 20, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.

On December 21 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, unanimous written consent, that the Company’s previously issued (i) audited balance sheet as of October 20, 2020 (the "Post IPO Balance Sheet"), (ii) audited financial statements as of December 31, 2020 and for the period from May 27, 2020 (inception) through December 31, 2020 (the “FY 2020 Financial Statements”) included in the 2020 First Amended Filing; (iii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 (the “Q1 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 24, 2021; and (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods. The Post IPO Balance Sheet and the FY 2020 Financial Statements are being restated in this Amendment No. 2 and the Q1 2021 Financial Statements and Q2 2021 Financial Statements will be restated in an amendment to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 2021 Form 10-Q/A”).

The restatement does not have an impact on the Company’s cash position or the amounts in the trust account.

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 2021 Form 10-Q/A.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 9A. Controls and Procedures

Part II, Item 15. Financial Statements and Supplementary Data

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of Bridgetown Holdings Limited, as of and for the period ended December 31, 2020, as filed with the SEC on March 25, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement or the Current Report on Form 8-K with which the Post IPO Balance Sheet was originally filed as an exhibit. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. Except as set forth below, as of the date of this Amendment No. 2, there have been no material changes to the risk factors disclosed in our final prospectus dated October 16, 2020 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

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

In addition, as described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares.

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

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment No. 2, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

In this Amendment No. 2, we are restating (i) the Post IPO Balance Sheet, as previously revised in the First Amended Filing, and (ii) FY 2020 Financial Statements as previously revised in the First Amended Filing.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the initial public offering on October 20, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of our Company.

On December 21, 2021, the Audit Committee concluded, by unanimous consent, that our previously issued (i) Post IPO Balance sheet, as previously revised in the First Amended Filinf, (ii) FY 2020 Financial Statements as previously restated in the First Amended Filing, (iii) Q1 2021 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 24, 2021 and (iv) Q2 2021 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Post IPO Balance Sheet and the FY 2020 Financial Statements herein and intends to restate the Q1 2021 Financial Statements and the Q2 2021 Financial Statements in the Q3 2021 Form 10-Q/A.

The restatement does not have an impact on our cash position or the amounts in the trust account.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.

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

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net income (loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per ordinary share because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 or January 1, 2024 for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment No. 2, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex transactions, which resulted in the restatement of the Company’s financial statements as described in the Explanatory Note to this Amendment No. 2, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2020. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for complex financial instruments and concluded that our previously issued financial statements as of and for the period from May 27, 2020 (inception) through December 31, 2020 should not be relied on. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment No. 2 had not yet been identified.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Amendment No. 2 to Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 20, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

June 24, 2021, except for Note 2 which is dated December 21, 2021

BRIDGETOWN HOLDINGS LIMITED

BALANCE SHEET

DECEMBER 31, 2020

(AS RESTATED – SEE NOTE 2)

ASSETS
Current assets
Cash	$1,500,497
Prepaid expenses	434,662
Total Current Assets	1,935,159

Cash and marketable securities held in Trust Account	595,120,073
TOTAL ASSETS	$597,055,232

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$49,606
Accrued offering costs	300
Advances from related party	902,517
Promissory note- related party	300,000
Total Current Liabilities	1,252,423

Warrant Liability	116,156,595
Deferred underwriting fee payable	17,849,805
Total Liabilities	135,258,823

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 59,499,351 shares at $10.00 per share	594,993,510

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 59,499,351 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,874,838 shares issued and outstanding	1,487
Additional paid-in capital	—
Accumulated deficit	(133,198,588)
Total Shareholders’ Deficit	(133,197,101)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$597,055,232

The accompanying notes are an integral part of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – SEE NOTE 2)

Formation and operating costs	$238,199
Loss from operations	(238,199)

Other income:
Change in fair value of warrants	(89,486,546)
Transaction costs incurred in connection with warrant liabilities	(826,684)
Interest earned on marketable securities held in Trust Account	126,562
Other income, net	(90,186,668)

Net Loss	$(90,424,867)

Weighted average shares outstanding of Class A ordinary shares	24,588,334
Basic and diluted net loss per share, Class A	$(2.33)

Weighted average shares outstanding of Class B ordinary shares	14,154,942
Basic and diluted net loss per share, Class B	$(2.33)

The accompanying notes are an integral part of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – SEE NOTE 2)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — May 27, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	15,812,501	1,581	23,419	—	25,000

Cancellation of Class B ordinary shares	—	—	(1)	—	—	—	—

Cash paid in excess of fair value of private warrants	—	—	—	—	2,837,970	—	2,837,970

Forfeiture of Founder Shares	—	—	(937,662)	(94)	94	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(2,861,483)	(42,773,721)	(45,635,204)

Net loss	—	—	—	—	—	(90,424,867)	(90,424,867)
Balance — December 31, 2020	—	$—	14,874,838	$1,487	$—	$(133,198,588)	$(133,197,101)

The accompanying notes are an integral part of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 27, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – SEE NOTE 2)

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on June 24, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable ordinary shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on October 20, 2020 (the “Post-IPO Balance Sheet”) and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on June 24, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s Form 10-Q for the quarterly period ended September 30, 2021 to be filed with the SEC.

Impact of the Restatement

The impact of the restatement on the Post IPO Balance Sheet as of October 20, 2020 is presented below.

Balance Sheet as of October 20, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$504,721,857	$45,278,143	$550,000,000
Class A ordinary shares	$453	$(453)	$—
Additional paid-in capital	$5,830,396	$(5,830,396)	$—
Accumulated deficit	$(832,426)	$(39,447,294)	$(40,279,720)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(45,278,143)	$(40,278,139)
Number of shares subject to redemption	50,472,186	4,527,814	55,000,000

The impact of the restatement on the balance sheet as of December 31, 2020 is presented below:

Balance Sheet as of December 31, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$456,796,400	$138,197,110	$594,993,510
Class A ordinary shares	$1,382	$(1,382)	$—
Additional paid-in capital	$95,422,007	$(95,422,007)	$—
Accumulated deficit	$(90,424,867)	$(42,773,721)	$(133,198,588)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(138,197,110)	$(133,197,101)
Number of shares subject to redemption	45,679,640	13,819,711	59,499,351

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the period ended December 31, 2020:

Statement of Operations for the period May 27, 2020 (inception) through December 31, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A ordinary shares	58,944,636	(34,356,302)	24,588,334
Basic and diluted net loss per share, Class A ordinary shares	$—	$(2.33)	$(2.33)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	14,157,269	(2,327)	14,154,942
Basic and diluted net (loss) income per share, Class B ordinary shares	$(6.40)	$4.07	$(2.33)

The impact of the restatement on the audited Statement of Shareholders’ Equity (Deficit) is presented below:

Condensed Statement of Changes in Shareholders’ Equity (Deficit) for the Period Ended December 31, 2020 (Audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Sale of 59,499,351 Units, net of underwriter discounts and offering expenses	$549,358,306	$(549,358,306)	$—
Initial value of ordinary shares subject to redemption	$456,796,400	$(456,796,400)	$—
Accretion for Class A ordinary shares to redemption amount	$—	$(45,635,204)	$(45,635,204)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(138,197,110)	$(133,197,101)

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020, is presented below:

Statement of Cash Flows for the period from May 27, 2020 (inception) through December 31, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Initial classification of Class A ordinary shares subject to possible redemption	$546,388,841	$546,388,841	$—
Change in value of Class A ordinary shares subject to possible redemption	$(89,592,441)	$89,592,441	$—

Going Concern

Subsequent to our previously issued Form 10-K/A on June 24, 2021, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by October 20, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company’s current cash balance and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 20, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, there are 59,499,351 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

At December 31, 2020, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$594,993,510
Less:
Proceeds allocated to Public Warrants	(19,833,117)
Class A ordinary shares issuance costs	(25,802,087)
Plus:
Accretion of carrying value to redemption value	45,635,204

Class A ordinary shares subject to possible redemption	$594,993,510

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $26,027,055 were charged against the carrying value of Class A ordinary shares upon the completion of the Initial Public Offering and $826,684 of the offering costs were related to the warrant liabilities and charged to the statement of operations.

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

Net income (loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary shares is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 26,283,053 Class A ordinary shares in the aggregate. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. As of December 31, 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For The Period Ended May 27, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(55,768,799)	$(34,656,068)
Denominator:
Basic and diluted weighted average shares outstanding	24,588,334	14,154,942

Basic and diluted net loss per ordinary share	$(2.33)	$(2.33)

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In July 2020, the Sponsor purchased 2,875,000 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000. On July 20, 2020, the Company declared a share dividend of one share for each Class B ordinary share in issue, on September 22, 2020, the Company effected a share dividend of 1.5 shares for each Class B ordinary share in issue and on October 13, 2020, the Company effected a share dividend of 0.1 shares for each Class B ordinary share in issue, resulting in the Sponsor holding an aggregate of 15,812,500 Founder Shares. On September 22, 2020, the Sponsor transferred 2,001,863 Founder Shares to the Company’s Chief Executive Officer, 632,500 Founder Shares to an affiliate of the Sponsor. Upon the underwriter’s decision to partially exercise the overallotment the Chief Executive Office forfeited 118,858 Founders Shares and the affiliate of the sponsor forfeited 36,554 Founder Shares. The company also issued 5,000 Founder Shares to each of the Company’s independent directors and a senior advisor. All share and per-share amounts have been retroactively restated to reflect the share transactions.

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

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 59,499,351 Class A ordinary shares issued and outstanding, which are subject to possible redemption and therefore classified as temporary equity.

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than the restatement discussed in Note 2.

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

December 21, 2021	Bridgetown Holdings Limited

	By:	/s/ Daniel Wong
	Name:	Daniel Wong
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Wong Daniel Wong	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	December 21, 2021

/s/ Matt Danzeisen	Chairman of the Board of Directors	December 21, 2021
Matt Danzeisen

/s/ Samuel Altman	Director	December 21, 2021
Samuel Altman

/s/ John R. Hass	Director	December 21, 2021
John R. Hass

/s/ In Joon Hwang	Director	December 21, 2021
In Joon Hwang