Form 10-K
period 2021-12-31
Bridgetown Holdings Ltd
filed 2022-03-28
CIK 1815086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2021, as reported on the Nasdaq Capital Market was $602,133,432.

As of March 28, 2022, there were 59,499,351 Class A ordinary shares, par value $0.0001 per share and 14,874,838 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless otherwise stated in this Report (as defined below), references to:

●	“2020 Annual Report” are to our Annual Report for fiscal year end December 31, 2020 as filed on Form 10-K with the SEC (as defined below) on March 25, 2021, and as amended on June 24, 2021 and on December 21, 2021;

●	“2021 Third Quarter Quarterly Report” are to our Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the SEC on November 12,2021, and as amended on December 21, 2021;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association currently in effect;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Bridgetown 2” are to Bridgetown 2 Holdings Limited, a Cayman Islands exempted company;

●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001;

●	“company,” “our company,” “we,” or “us” are to Bridgetown Holdings Limited, a Cayman Islands exempted company;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, ordinary shares of our company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;

●	“FWD” are to FWD Life Insurance Public Company Limited and FWD Life Insurance Company Limited, pan-Asian life insurance companies that are each majority owned by Pacific Century, which is an affiliate of our sponsor;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on October 20, 2020;

●	“initial shareholders” are to the holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“letter agreement” refers to the letter agreement, the form of which is filed as an exhibit to the registration statement in connection with our initial public offering;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“Pacific Century” are to Pacific Century Group, an affiliate of our sponsor;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“PineBridge” are to PineBridge Investments, an affiliate of both our sponsor and Pacific Century;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to our Class A ordinary shares offered as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares;

●	“Registration Statement” are to the Form S-1 initially filed with the SEC on September 23, 2020 (File No. 333-249000), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Bridgetown LLC, a Cayman Islands limited liability company;

●	“Thiel Capital” are to Thiel Capital LLC, an affiliate of our sponsor;

●	“trust account” are to the U.S.-based trust account in which an amount of $594,993,510 from the net proceeds of the initial public offering and private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one warrant;

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants; and

●	“Withum” are to the firm of WithumSmith+Brown, PC, which acts as our independent registered public accounting firm.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business.

General

We are a blank check company incorporated on May 27, 2020 as a Cayman Islands exempted company and formed for the purpose of effecting an initial business combination. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination.

Initial Public Offering

On October 20, 2020, we consummated our initial public offering of 59,499,351 units, including 4,499,351 units issued pursuant to the partial exercise of the underwriters’ over-allotment option. Each unit consists of one Class A ordinary share and one-third of one warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $594,993,510.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 6,000,000 private placement warrants to our sponsor, Bridgetown LLC, at a purchase price of $1.50 per private placement warrant, generating gross proceeds of $9,000,000. On October 29, 2020, simultaneously with the sale of the over-allotment units, the Company consummated a private sale of an additional 449,936 private placement warrants to the sponsor, generating gross proceeds of $674,904.

A total of $594,993,510, comprised of $583,093,640 of the proceeds from the initial public offering (which amount includes $20,824,772 of the underwriter’s deferred discount) and $11,899,870 of the proceeds of the sale of the private placement warrants, was placed in the trust account maintained by Continental, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Daniel Wong, our Chief Executive Officer. Chief Financial Officer and a Director, and Matt Danzeisen, our Chairman, who have many years of experience investing in ventures and building companies with operations. We must complete our initial business combination by October 20, 2022, 24 months from the closing of the initial public offering. If our initial business combination is not consummated by October 20, 2022, then our existence will terminate, and we will distribute all amounts in the trust account.

Initial Business Combination

While we may pursue an acquisition or a business combination target in any business or industry, we focus our search on a target with operations or prospective operations in the technology, financial services, or media sectors (the “new economy sectors”), in Southeast Asia. We believe that Southeast Asia is entering a new era of economic growth, particularly in the new economy sectors, which we expect will result in attractive initial business combination opportunities for attractive risk-adjusted returns.

We believe growth in the new economy sectors will be driven by private sector expansion, technological innovation, a growing young and middle-class population, increasing consumption, structural economic and policy reforms and demographic changes in the region.

Our Sponsor

Bridgetown LLC, our sponsor, has been formed as a collaboration between Pacific Century and Thiel Capital. We may also draw upon the services of PineBridge Investments, an affiliate of Pacific Century.

Pacific Century Group

Founded by Mr. Richard Li in 1993, Pacific Century is an investment group with experience investing in, building and operating businesses in Financial Services and Technology, Media & Telecommunications. In 1990, Mr. Li founded Asia’s first satellite-delivered cable-TV, Star TV (eventually sold to Rupert Murdoch’s News Corp). Mr. Li founded Pacific Century Regional Developments Limited in 1994, with Pacific Century Insurance as one of the subsidiaries (sold to Fortis in 2007). In 1999, Mr. Li, through Pacific Century, acquired a substantial interest in PCCW (then known as Tricom Holdings Limited), which currently holds a majority interest in Viu (an OTT video streaming platform in Asia) and HKT (a Hong Kong telecommunications service provider). In 2010, he acquired the global asset manager PineBridge Investments from AIG. PineBridge manages $141.8 billion in assets as of September 30, 2021. The firm’s private capital arm has invested in privately held companies, including Legendary Pictures (a film production and entertainment company), FieldTurf (an installer of artificial turf at sports fields), Tensar (a provider of technology driven solutions for soil reinforcement and ground stabilization), Royalty Pharma (an acquiror of pharmaceutical royalties), Sodecia North America (formerly AZ Automotive; a manufacturer and supplier of engineered metal stampings, assemblies and modules for automobile and motor vehicles). In 2013, Mr. Li established FWD, a life insurance company launched in Hong Kong, Macau and Thailand that has since grown to span ten markets across Asia. FWD had total assets of $62.5 billion as of June 30, 2021 through organic growth and a series of acquisitions of insurance businesses from leading insurance companies. Mr. Li was among the earliest investors in Tencent (a public Chinese conglomerate with over $400 billion market capitalization that has major holdings in tech, film, music, and gaming), Sohu (a China-based online media, search and game service company), Sina (a Chinese media and technology company), Hyphen Group (a fintech company in Greater Southeast Asia) and Animoca Brands (a Hong Kong-based digital entertainment, blockchain and gamification company). Mr. Li was also a late stage investor in Chegg (an American education technology company listed on NYSE), 91.com (a Chinese mobile app marketplace and mobile game operator which was subsequently sold to Baidu), PPStream (a Chinese peer-to-peer streaming video network software which was subsequently sold to iQIYI) and GoTo (an e-commerce company merged from Tokopedia and Gojek). Mr. Li was a Hong Kong representative at the APEC Business Advisory Council from 2009 to 2014. Mr. Li is a trustee of the Li Ka- Shing Foundation, one of Asia’s most active venture and technology investors. He is also a director of Shantou University and a governor at the ISF Academy, a private school located in Hong Kong.

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

Peter Thiel cofounded PayPal, Inc., an online payments company, where he served as Chief Executive Officer, President and Chairman of the board of directors until the company’s initial public offering and subsequent acquisition by eBay in 2002. He made the first outside investment in Meta Platforms, Inc. (formerly Facebook, Inc.), where he serves as a director. Mr. Thiel also cofounded Palantir Technologies Inc. and is Chairman of its board of directors. Mr. Thiel and the investment firms he founded have a track record of investing in frontier technology companies, having provided early-stage funding for LinkedIn, Yelp, Stripe, Brex, Trumid, SoFi, SpaceX, Spotify, Airbnb, Qoo10 and hundreds of other startups. Mr. Thiel is a partner at Founders Fund, a San Francisco-based venture capital firm investing in science and technology companies solving difficult problems. Formed in 2005, Founders Fund has raised ten venture capital funds, manages $11 billion in committed capital and has supported many consequential companies, including SpaceX, which designs, manufactures and launches advanced rockets and spacecraft, and Airbnb, an online marketplace for lodging, tourism and experiences. Mr. Thiel also cofounded Mithril, a Texas-based venture capital firm, and Valar Ventures, a New York-based venture capital firm. Thiel Capital and Mr. Thiel are also actively involved in the financial technology space, having provided support for companies such as Brex, a company providing cash management services for growing companies with a focus on start-ups in the life science and e-commerce space, Social Finance, an online personal finance company providing student loan refinancing, and Trumid, an electronic bond trading platform. Mr. Thiel is also the founder and chairman of The Thiel Foundation, which supports science, technology, and long-term thinking about the future. In 2011 Mr. Thiel, through The Thiel Foundation, started the Thiel Fellowship, a two-year program for young people who want to build new things instead of attending college. Fellows receive a $100,000 grant and support from The Thiel Foundation’s network of founders, investors and scientists. Past fellows include Vitalik Buterin, co-creator of Ethereum, a global, open-source platform for decentralized applications; Lucy Guo, co-founder of Scale AI, a provider of data to train artificial intelligence applications; Ritesh Agarwal, founder and Chief Executive Officer of OYO Rooms, a hotel chain based in India; and Austin Russell, founder and Chief Executive Officer of Luminar Technologies, Inc., which makes LIDAR equipment and software for the transportation industry. The Thiel Foundation also houses Breakout Labs, which backs scientist entrepreneurs working at the intersections of technology, biology, materials and energy. Investors are cautioned that Thiel Capital and its affiliates or related entities’ past performance is not necessarily indicative of our future results.

In certain circumstances, and subject to, among other things, Thiel Capital’s internal policies and procedures, contractual obligations to third parties and applicable laws and regulations, we may seek to draw upon Thiel Capital’s network and relationships to provide access to deal prospects because of our management’s belief that such network and relationships have produced high-quality, high-value deals and companies in the past, though neither Thiel Capital nor any related entity has any obligation or duty to us or our shareholders, including without limitation any obligation or duty to present us with any opportunity for a potential business combination. We may also potentially benefit from Thiel Capital’s network and relationships in identifying companies that may be appropriate acquisition targets; however, neither Thiel Capital nor any of its related entities is obligated to identify any such target companies. Any such activities are solely the responsibility of our management team.

PineBridge Investments

We may also draw upon PineBridge’s platforms, infrastructure, personnel, network and relationships to provide access to deal prospects, along with any necessary resources to aid in the identification, diligence, and fundraising of a target for the initial business combination. PineBridge is a private, global asset manager with a focus on active, high conviction investing. PineBridge has approximately 200 investment professionals across asset classes and 25 offices globally, of which 9 are in the Asia-Pacific region. Formerly AIG Investments, PineBridge has been independent and majority-owned by Pacific Century since 2010. It manages over $78.7 billion in Asia (close to 56% of total assets of $141.8 billion under management globally) as of September 30, 2021. We believe that we will benefit from PineBridge’s capabilities in alternative strategies where it focuses on select private market opportunities with unrecognized growth potential. We currently anticipate that PineBridge may, from time to time, assist us in the identification of assets or companies that may be appropriate acquisition targets and in unlocking their long-term value. In this respect, none of PineBridge, Pacific Century or Thiel Capital is obligated to identify any such target assets or companies or to perform due diligence on any acquisition targets. Any such activities are solely the responsibility of our management team.

Business Strategy

Our business strategy has been and continues to be to identify and consummate an initial business combination with a company with operations or prospects in the Southeast Asian new economy sector. We have focused on companies that complement the experience of our management team and that can benefit from the management team’s operational expertise. Our selection process leverages our management team’s and our sponsor’s broad and deep network of relationships, industry expertise and proven deal-sourcing capabilities, providing us with a strong pipeline of potential targets. Our management and sponsor have experience in:

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

Business Combination Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we have used these criteria and guidelines in evaluating acquisition opportunities, we may decide to enter into our initial business combination with a target business that only meets some, but not all of these criteria and guidelines.

●	Companies with operations or prospects in the Southeast Asian new economy sectors. Based upon our management team’s experience, we believe we have increased access to investment opportunities and a competitive advantage in our ability to negotiate a business combination with potential targets in the Southeast Asian new economy. Our management team’s extensive experience and network of contacts provide them with an opportunity to source a target, evaluate a target, consummate a business combination with the target and help grow the target’s business.

●	Strong target management teams. We intend to acquire one or more businesses that have strong management teams with a proven track record of driving growth, building long-term competitive advantage and making sound strategic decisions.

●	Fundamentally sound companies that have the potential to further improve their performance under our ownership. We believe our management team’s experience in our target sectors as well as their network of industry contacts create opportunities to enhance the revenue and operational efficiencies of the target business, and potentially generate higher returns for our investors.

●	Market leader. We seek a target that has a leading presence across an industry or segment or has leading technology or product capabilities.

●	Appropriate valuations. We are a disciplined and valuation-centric investor that will invest on terms that we believe are attractive relative to market comparables that provide significant upside potential.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

Our Business Combination Process

In evaluating a prospective target business, we conduct a thorough due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information that will be made available to us. We also utilize our operational and capital allocation experience.

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

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities) or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors (or their respective affiliates or related entities). In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

Certain of our officers and directors are employed by or affiliated with Pacific Century or Thiel Capital. Each of these entities is continually made aware of potential investment opportunities, one or more of which we may desire to pursue for a business combination. Neither Pacific Century nor Thiel Capital has any obligation or duty to us or to our shareholders, including without limitation any obligation or duty to present us with any opportunity for a potential business combination of which they become aware.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under Cayman Islands law, no director or officer shall be disqualified or prevented from contracting with the company nor shall any contract or transaction entered into by or on behalf of the company in which any director shall have an interest be liable to be avoided. A director shall be at liberty to vote in respect of any contract or transaction in which he is interested provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the board of directors. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

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

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their equity interests, shares and/or shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 20, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination in the amount of $577,608,159, as of December 31, 2021, assuming no redemptions and after payment of up to $17,849,805 of deferred underwriting fees, before estimated offering and working capital expenses, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

In evaluating a prospective target business, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2021 was $595,457,964, or $10.01 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination. FWD Life Insurance Public Company Limited and FWD Life Insurance Company Limited purchased an aggregate of $50,000,000 of units in our initial public offering, with the same redemption rights as the public shareholders with respect to any units they purchased in the offering.

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

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the DWAC System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

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

FWD Life Insurance Public Company Limited and FWD Life Insurance Company Limited purchased an aggregate of $50,000,000 of units in our initial public offering will be entitled to liquidating distributions similar to the public shareholders with respect to any units that it may purchase in the offering.

We expect to use the amounts held outside the trust account ($156,127 as of December 31, 2021) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to October 20, 2022, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($156,127 as of December 31, 2021) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Conflicts of Interest

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under Cayman Islands law, no director or officer shall be disqualified or prevented from contracting with the company nor shall any contract or transaction entered into by or on behalf of the company in which any director shall have an interest be liable to be avoided. A director shall be at liberty to vote in respect of any contract or transaction in which he is interested provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the board of directors. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 20, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (1) on or in respect of our shares, debentures or other obligations or (2) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. As of the date of this Report, there have been no material changes to the risk factors disclosed in our (i) Registration Statement, (ii) 2020 Annual Report and (iii) 2021 Third Quarter Quarterly Report, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive office is located at c/o 38/F Champion Tower, 3 Garden Road, Central, Hong Kong and our telephone number is +852 2541 8888. Our executive offices are provided to us by our sponsor at no charge. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq Capital Market under the symbols “BTWNU,” “BTWN” and “BTWNW, respectively. Our units commenced public trading on October 16, 2020, and our Class A ordinary shares and warrants commenced public trading separately on December 7, 2020.

(b) Holders

On March 28, 2022, there was one holder of record of our units, three holders of record of our Class A ordinary shares and four holders of record of our warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2021, we had a net income of $89,047,007, which consisted of change in fair value of warrant liability of $92,635,679 and an interest income on marketable securities held in the trust account of $330,450, offset by the formation and operating cost of $3,919,122.

For the period from May 27, 2020 (inception) through December 31, 2020, we had a net loss of $90,424,867, which consisted of formation and operating costs of $238,199, transaction costs incurred in connection with warrant liabilities of $826,684 and change in fair value of warrants of $89,486,546, offset by interest earned on marketable securities held in trust account of $126,562.

Liquidity and Capital Resources

On October 20, 2020, we consummated the initial public offering of 55,000,000 units at a price of $10.00 per units, generating gross proceeds of $550,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 6,000,000 private placement warrants to the Sponsor at a price of $1.50 per Private Placement Warrant generating gross proceeds of $9,000,000.

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

For the year ended December 31, 2021, cash used in operating activities was $2,258,971. Net income of $89,047,007 was affected by change in fair value of warrant liability of $92,635,679, and interest earned on marketable securities held in the trust account of $330,450. Changes in operating assets and liabilities provided $1,660,151 of cash from operating activities.

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

As of December 31, 2021, we had cash and marketable securities held in the trust account of $595,450,523. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $156,127. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Going Concern

The Company intends to complete a business combination by October 20, 2022. However, in the absence of a completed business combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 20, 2022, to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 20, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The public warrants for periods where no observable traded price was available were valued using a Monte Carlo Simulation. The private placement warrants are valued using a Modified Black Scholes Model.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the pages beginning on F-1, comprising a portion of this Report, which are included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Report, our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex transactions, which resulted in the restatement of the Company’s financial statements as described elsewhere in this Report, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as described below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness as described below and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in the financial reporting area described below and expanded and improved our review process for complex securities and related accounting standards. As of December 31, 2021, the material weakness had not been remediated.

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

As reported in our 2020 Annual Report, the Company re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the public shares issued as part of the units sold in the initial public offering on October 20, 2020. Historically, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and articles of association. Pursuant to such re-evaluation, the Company’s management determined that the public shares include certain provisions that require classification of all of the public shares as temporary equity regardless of the net tangible assets redemption limitation contained in the amended and restated memorandum and articles of association. In addition, in connection with the change in presentation for the public shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.

On December 21, 2021, the audit committee of the board of directors (the “Audit Committee”) concluded with a unanimous written consent, that the Company’s previously issued (i) audited balance sheet as of October 20, 2020 (the “Post IPO Balance Sheet”), (ii) audited financial statements as of December 31, 2020 and for the period from May 27, 2020 (inception) through December 31, 2020 (the “FY 2020 Financial Statements”) included in the 2020 First Amended Filing; (iii) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 24, 2021; and (iv) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all public shares as temporary equity and should no longer be relied upon. As such, the Company restated its financial statements for the Affected Periods. The Post IPO Balance Sheet and the FY 2020 Financial Statements were restated in the Amendment No. 2 of the 2020 Annual Report and the Q1 2021 Financial Statements and Q2 2021 Financial Statements were restated in an amendment to the 2021 Third Quarter Quarterly Report.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Daniel Wong	45	Chief Executive Officer, Chief Financial Officer and Director
Matt Danzeisen	45	Chairman of the Board of Directors
Samuel Altman	36	Director
John R. Hass	60	Director
In Joon Hwang	56	Director

The experience of our directors and executive officers is as follows:

Daniel Wong,  serves as our Chief Executive Officer, Chief Financial Officer and a member of our board. Mr. Wong is a Senior Vice President with Pacific Century, where he leads corporate finance (equity and debt), venture investment, and major mergers and acquisitions at Pacific Century, including in respect of its portfolio companies such as FWD (an Asian life insurance company, majority owned by Pacific Century) and PineBridge (a multi-asset manager managing $141.8 billion worldwide as of September 30, 2021, majority-owned by Pacific Century with a minority interest owned by PineBridge management and employees). Mr. Wong was a Senior Managing Director and a member of the Executive Committee of PineBridge from 2015 to 2016. Prior to joining Pacific Century in 2003, Mr. Wong was a manager with the Corporate Finance division of PricewaterhouseCoopers’ Hong Kong office. Pacific Century established FWD through the acquisition of ING’s insurance assets in Hong Kong, Macau and Thailand for $2.1 billion in 2013. Since then, Mr. Wong has raised $6.7 billion of private equity, bank loan and publicly traded fixed income instruments for FWD. From 2017 to December 2021, Mr. Wong had been a board member of Tokopedia and subsequently a member of the board of commissioners of GoTo, formed in 2021 as a result of a merger between Gojek and Tokopedia which are Indonesia’s leading e-commerce and on-demand services marketplaces. He led the Series D investment in GoTo on behalf of Pacific Century. Since 2020, he is an investor representative of Tiki, one of Vietnam’s leading B2C e-commerce marketplaces. He led Series D investment in Tiki on behalf of Pacific Century. Mr. Wong also led the Series E investment in Chegg (NYSE: CHGG) and was one of Chegg’s board members from 2010 to 2012 prior to its public listing. Since 2015, Mr. Wong has also been Chairman of QooApp, a global anime game platform. Mr. Wong has been a shareholder and subsequently a director of Manner Culture Enterprises (微辣文化集團), a leading online Cantonese content producer, since 2018 and 2020, respectively. From November 2020 to March 2022, he served as Chief Executive Officer, Chief Financial Officer and a director of Bridgetown 2. Mr. Wong graduated from the University of Wisconsin-Madison with a Bachelor of Business Administration degree, majoring in Accounting, Finance and Economics. He completed the Kellogg-HKUST Executive MBA program in 2013 and earned the CFA designation in 2001. Mr. Wong is well qualified to serve on our board due to his extensive experience in investment, mergers and acquisitions and serving as a director for various public and private companies.

Matt Danzeisen serves as the Chairman of our board of directors. Mr. Danzeisen is Head of Private Investments at Thiel Capital, with a primary focus on investments in private companies and funds in the U.S. and Asia. At Thiel Capital, Mr. Danzeisen has developed and led a strategy focused on making debt and equity investments in innovative financial technology companies, funding some of the leading companies in this space and serving on the board of directors of two of them: Trumid, an electronic bond trading platform, since 2015, and Coru, a financial management platform for individuals, since 2018. In addition, Mr. Danzeisen previously served on the board of directors of Artivest, an alternative investment platform for retail investors and their advisors. Mr. Danzeisen also cofounded Crescendo Equity Partners Limited, or Crescendo, a private equity firm based in South Korea in 2012 while at Thiel Capital. Crescendo has raised over $1.5 billion and deployed capital throughout South Korea and Southeast Asia in companies with a technology supply-chain focus. Mr. Danzeisen serves as a member of Crescendo’s investment committee and as the firm’s representative to selected portfolio companies. Prior to joining Thiel Capital and its predecessor firm, Clarium Capital Management, in 2008, Mr. Danzeisen was a Vice President and Portfolio Manager at BlackRock in its fixed income division from 2002 to 2008. Prior to BlackRock, Mr. Danzeisen was an investment banker at Banc of America Securities from 2000 to 2001. From December 2020 to March 2022, he served as Chairman of Bridgetown 2. He graduated from Cornell University with a degree in Finance and a minor in Economics, and is a CFA® charterholder. Mr. Danzeisen is well-qualified to serve as our Chairman due to his extensive technology industry and investment experience.

Samuel “Sam” Altman has served as a member of our board of directors since October 2020. Since 2019, Mr. Altman is the Chief Executive Officer and co-founder of OpenAI, an AI research and deployment company. From January 2021 to March 2022, Mr. Altman was a director of Bridgetown 2. Previously, from 2014 to 2019, he was the President of Y Combinator, a leading startup accelerator which has invested billions of dollars into thousands of startups around the world. In addition to his work at Y Combinator, he has been an active investor in dozens of startups, and currently and within the last five years has served on the boards of Reddit Inc., which operates a social sharing and aggregation website, and Expedia Group, Inc., a company providing travel products and services, as well as Helion Energy, Inc. and Oklo. Inc., which are both developing clean energy solutions. Mr. Altman studied computer science at Stanford University and has since taught classes on entrepreneurship there. Mr. Altman is well qualified to serve on our board due to his technology industry experience.

John R. “Jay” Hass has served as a member of our board of directors since October 2020. Since 2010, Mr. Hass has been a Partner at RRE Ventures, a leading U.S. venture capital investment firm. At RRE, Mr. Hass is responsible for a number of business and strategy functions including collaboration with RRE’s portfolio companies on business development and corporate development, investor relations, and new product development. From January 2021 to March 2022, Mr. Hass was a director of Bridgetown 2. Prior to joining RRE, Mr. Hass spent 22 years at Brown Brothers Harriman, where he served as a Managing Director.  At BBH Mr. Hass established and managed BBH’s Alternative Investments Group, which encompassed private equity, hedge, Asian equity and real estate funds with assets of $1.3 billion and approximately 1,300 limited partners. Prior to BBH, Mr.Hass was a consultant in national politics and was a brand manager at Ted Bates Advertising. In addition to his RRE duties, Mr. Hass has served as an advisor to Raftr, Inc. and DecodeM; and is a member of the Tech: NYC Leadership Council. Mr. Hass is a former independent director of the Cheetah Korea Value Fund and the J.P. Morgan China Region Fund, Inc. He is a board member emeritus of the Tory Burch Foundation. Mr. Hass graduated from Princeton University with a B.A. in Politics and completed the CFA Institute’s Investment Management program at Harvard Business School. Mr. Hass is well-qualified to serve as a director due to his extensive technology industry and investment experience.

In Joon Hwang has served as a member of our board of directors since October 2020. Since 2015, he has been Chief Financial Officer, and since 2008 a director of, LINE Corporation, a developer of mobile applications and internet services. From January 2021 to March 2022, Mr. Hwang was a director of Bridgetown 2. He also serves as a member of the board of several LINE Corporation subsidiaries and affiliate companies, including Line Plus, Line Financials, Line Financial Puls, Line Ventures and Line Taiwan Bank Limited. He is the Chairman of Z Venture Capital Limited and Chairman of Line Taiwan Bank Limited, which is scheduled to be launched in November 2020. Previously, Mr. Hwang served in several roles at NAVER Corporation (KRX:035420), a development company which operates the Korean search engine Naver, including as Chief Financial Officer from 2008 to 2016. Prior to joining NAVER Corporation, Mr. Hwang served in several roles at Woori Investment & Securities Co., Ltd., Woori Finance Holdings Co., Ltd., Samsung Securities Co., Ltd., Credit Suisse and Samsung Electronics Co., Ltd. Mr. Hwang received a B.S. in economics from Seoul National University and an M.B.A. from New York University. Mr. Hwang is well-qualified to serve as a director due to his extensive technology industry and investment industry experience.

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

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Hass qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 28, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

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

In the table below, percentage ownership is based on 74,374,189 ordinary shares, consisting of (i) 59,499,351 Class A ordinary shares and (ii) 14,874,838 Class B ordinary shares, issued and outstanding as of March 28, 2022. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

	Class A Ordinary Shares			Class B Ordinary Shares					Approximate Percentage of
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned		Issued and Outstanding Ordinary Shares(2)
Bridgetown LLC(3)	—		—	12,376,887	(2)	83.2%	12,376,887	(2)	16.6%
Daniel Wong(3)	—		—	14,259,892	(2)	95.9%	14,259,892	(2)	19.2%
Matt Danzeisen(3)	—		—	12,376,887	(2)	83.2%	12,376,887	(2)	16.6%
Samuel Altman	—		—	5,000	(2)	*	5,000	(2)	*
John R. Hass	—		—	5,000	(2)	*	5,000	(2)	*
In Joon Hwang	—		—	5,000	(2)	*	5,000	(2)	*
All officers and directors as a group (5 individuals)	—		—	14,274,892		95.96%	14,274,892		19.2%
FWD Life Insurance Public Company Limited	5,000,000	(4)	8.4%	—		—	5,000,000	(4)	6.7%
FWD Life Insurance Company, Limited	5,000,000	(4)	8.4%	—		—	5,000,000	(4)	6.7%
Sculptor Capital LP	3,063,348	(5)	5.1%	—		—	3,063,348	(5)	4.1%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 38/F Champion Tower, 3 Garden Road, Central, Hong Kong.

(2)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3)	Daniel Wong, our Chief Executive Officer, Chief Financial Officer and a Director, and Matt Danzeisen, our Chairman, also serve as two of four managers of our sponsor, and as such may be deemed to beneficially own shares held by our sponsor by virtue of their control over our sponsor. Richard Li, by virtue of his indirect ownership of the sole member of our sponsor, may be deemed to beneficially own shares held by our sponsor. Each such person disclaims beneficial ownership of the ordinary shares held by our sponsor other than to the extent of any pecuniary interest in such shares. This amount does not include 549,946 founder shares held by an affiliate of our sponsor and controlled solely by such party and not by our sponsor.

(4)	FWD Life Insurance Public Company Limited purchased 3,000,000 units and FWD Life Insurance Company, Limited purchased 2,000,000 units in our initial public offering. Richard Li, by virtue of his indirect majority ownership of FWD Group Limited, an indirect parent of such entities, may be deemed to beneficially own securities held by such entities.

(5)	According to a Schedule 13G filed on January 28, 2021, by (i) Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, which is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”); (ii) Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership that is wholly owned by Sculptor, and which serves as the investment manager to certain of the Accounts; (iii) Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation; (iv) Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company that is wholly owned by Sculptor; (v) Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, which is a holding company; (vi) Sculptor Master Fund, Ltd. (“SCMF”) is a Cayman Islands company; (vii) Sculptor Special Funding, LP (“NRMD”) is a Cayman Islands exempted limited partnership that is wholly owned by SCMF; (viii) Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”) is a Cayman Islands company; (ix) Sculptor SC II LP (“NJGC”) is a Delaware limited partnership; and (x) Sculptor Enhanced Master Fund, Ltd. (“SCEN”, together with Sculptor, Sculptor-II, SCHC, SCHC-II, SCU, SCMF, NRMD, SCCO and NJGC, the “Reporting Persons”) is a Cayman Islands company. The Class A ordinary shares reported in this Schedule 13G are held in the Accounts managed by Sculptor and Sculptor-II. Sculptor and Sculptor-II serve as the principal investment managers to the Accounts and thus may be deemed beneficial owners of the Ordinary Shares in the Accounts managed by Sculptor and Sculptor-II. SCHC-II serves as the sole general partner of Sculptor-II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC and SCHC-II may be deemed to control Sculptor as well as Sculptor-II and, therefore, may be deemed to be the beneficial owners of the Ordinary Shares reported in this Schedule 13G. SCU is the sole shareholder of SCHC, and, for purposes of this Schedule 13G, may be deemed a beneficial owner of the Ordinary Shares reported herein. The address of the principal business offices of the Reporting Persons is 9 West 57 Street, 39 Floor, New York, NY 10019.

Securities Authorized for Issuance under Equity Compensation Plans

None

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In July 2020, our sponsor purchased an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. In July 2020, we effected a share dividend of 1 share for each ordinary share in issue, resulting in our sponsor holding an aggregate of 5,750,000 founder shares, in September 2020, we effected a share dividend of 1.5 shares for each ordinary share in issue, resulting in our sponsor holding an aggregate of 14,375,000 founder shares and in October 2020, we effected a share dividend of 0.1 shares for each ordinary share in issue, resulting in our sponsor holding an aggregate of 13,158,137 founder shares (which amount includes the transfers described below and up to 2,062,500 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). Also in September 2020, our sponsor transferred 2,001,863 founder shares to our Chief Executive Officer, 632,500 founder shares to an affiliate of our sponsor and 5,000 founder shares to each of our independent directors and our senior advisor (which amounts have been adjusted for the share dividend of 0.1 shares for each ordinary share in issue, as well as transfers back to our sponsor by our independent directors and our senior advisor of 500 shares each, which they received as a result of the share dividend). The founder shares held by our independent directors and our senior advisor shall not be subject to forfeiture in the event the over-allotment option is not exercised. On October 29, 2020, in connection with the partial exercise of the over-allotment option by the underwriters, 937,662 founder shares were forfeited by certain initial shareholders and cancelled by us. As a result, there are a total of 14,874,838 founder shares issued and outstanding as of the date of this Report. Our initial shareholders own approximately 20% of our issued and outstanding shares (not including any securities purchased in our initial public offering by affiliates) and have the right to appoint all of our directors prior to our initial business combination.

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

FWD Life Insurance Public Company Limited and FWD Life Insurance Company Limited purchased an aggregate of $50,000,000 of units in our initial public offering. FWD has the same redemption rights and rights to the funds held in the trust account with respect to the units it purchased in our initial public offering as the rights afforded to our public shareholders, as described herein.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2021 and the period from May 27, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $98,615 and $86,520, respectively, for the services Withum performed in connection with our initial public offering, review of the financial information included in our Forms 10-Q for the respective periods and the audits of our December 31, 2021 and December 31, 2020 financial statements included in this Report and the 2020 Annual Report.

Audit-Related Fees. During the year ended December 31, 2021 and for the period from May 27, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2021, tax fees were $3,750 and for the period from May 27, 2020 (inception) through December 31, 2020, tax fees were $3,605.

All Other Fees. During the year ended December 31, 2021 and for the period from May 27, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Bridgetown Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bridgetown Holdings Limited (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and the period from May 27, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from May 27, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 10, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 28, 2022

PCAOB number 100

BRIDGETOWN HOLDINGS LIMITED

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$156,127	$1,500,497
Prepaid expenses	556,667	434,662
Total Current Assets	712,794	1,935,159

Investments held in Trust Account	595,450,523	595,120,073
TOTAL ASSETS	$596,163,317	$597,055,232

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,831,762	$49,606
Accrued offering costs	—	300
Advances from related party	917,418	902,517
Due to Related Party	400,000	—
Promissory notes- related party	800,000	300,000
Total Current Liabilities	3,949,180	1,252,423

Warrant Liability	23,520,916	116,156,595
Deferred underwriting fee payable	17,849,805	17,849,805
Total Liabilities	$45,319,901	$135,258,823

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 200,000,000 shares authorized, 59,499,351 shares at $10.00 per share at December 31, 2021 and 2020	594,993,510	594,993,510

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,874,838 shares issued and outstanding at December 31, 2021 and 2020	1,487	1,487
Accumulated deficit	(44,151,581)	(133,198,588)
Total Shareholders’ Deficit	(44,150,094)	(133,197,101)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$596,163,317	597,055,232

The accompanying notes are an integral part of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from May 27, 2020 (Inception) through December 31,
	2021	2020
Formation and operating costs	$3,919,122	$238,199
Loss from operations	(3,919,122)	(238,199)

Other income (loss):
Change in fair value of warrant liabilities	92,635,679	(89,486,546)
Transaction costs incurred in connection with warrant liabilities	—	(826,684)
Interest earned on marketable securities held in Trust Account	330,450	126,562
Total other income (loss), net	92,966,129	(90,186,668)

Net income (loss)	$89,047,007	$(90,424,867)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	59,499,351	24,588,334
Basic and diluted net income (loss) per share, Class A ordinary shares	$1.20	$(2.33)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,874,838	14,154,942
Basic and diluted net income (loss) per share, Class B ordinary shares	$1.20	$(2.33)

The accompanying notes are an integral part of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — May 27, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary share to Sponsor	—	—	15,812,501	1,581	23,419	—	25,000

Cancellation of Class B ordinary shares	—	—	(1)	—	—	—	—

Cash paid in excess of fair value of private warrants	—	—	—	—	2,837,970	—	2,837,970

Forfeiture of Founder Shares	—	—	(937,662)	(94)	94	—	—

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(2,861,483)	(42,773,721)	(45,635,204)

Net loss	—	—	—	—	—	(90,424,867)	(90,424,867)

Balance — December 31, 2020	—	$—	14,874,838	$1,487	$—	$(133,198,588)	$(133,197,101)

Net income	—	—	—	—	—	89,047,007	89,047,007

Balance — December 31, 2021	—	$—	14,874,838	$1,487	$—	$(44,151,581)	$(44,150,094)

The accompanying notes are an integral part of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from May 27, 2020 (Inception) through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$89,047,007	$(90,424,867)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through advances from related party		5,000
Transaction costs incurred in connection with warrant liabilities		826,684
Change in fair value of warrant liabilities	(92,635,679)	89,486,546
Interest earned on marketable securities held in Trust Account	(330,450)	(126,562)
Changes in operating assets and liabilities:
Prepaid expenses	(122,005)	151,038
Accrued expenses	1,782,156	49,606
Net cash used in operating activities	$(2,258,971)	$(32,555)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(594,993,511)
Net cash used in investing activities	$—	$(594,993,511)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to the Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	586,818,608
Proceeds from sale of Private Placement Warrants	—	9,674,902
Advances from related party	914,901	257,269
Payments of offering costs	(300)	(249,216)
Net cash provided by financing activities	$914,601	$596,526,563

Net Change in Cash	(1,344,370)	1,500,497
Cash – Beginning	1,500,497	—
Cash – Ending	$156,127	$1,500,497

Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable	$—	$17,849,805
Offering costs included in accrued offering costs	$—	$300
Offering costs paid through promissory note - related party	$—	$300,000
Offering costs paid through advances from related party	$—	$54,548
Payment of prepaid expenses through advances from related party	$—	$585,700
Forfeiture of Founder shares	$—	$(94)

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

All activity through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on October 20, 2020 and the partial exercise of the underwriters over-allotment on October 29, 2020, an amount of $550,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and is to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

Liquidity and Going Concern Consideration

As of December 31, 2021, the Company had $156,127 in its operating bank accounts, $595,450,523 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $3,236,386.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 20, 2022, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 20, 2022.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. One of the material estimates made in the preparation of the financial statements is the warrant liability.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The public warrants for periods where no observable traded price was available were valued using a Monte Carlo Simulation. The Private Placement Warrants are valued using a Modified Black Scholes Model.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At December 31, 2021 and 2020, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$594,993,510
Less:
Proceeds allocated to Public Warrants	$(19,833,117)
Class A ordinary shares issuance costs	(25,802,087)
Plus:
Accretion of carrying value to redemption value	$45,635,204

Class A ordinary shares subject to possible redemption	$594,993,510

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $26,628,771, of which $25,802,087 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $826,648 were expensed to the statements of operations.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 26,283,053 Class A ordinary shares in the aggregate. For the respective periods ending December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary shares for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from May 27, 2020 (Inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$71,237,605	$17,809,402	$(57,387,941)	$(33,036,926)
Denominator:
Basic and diluted weighted average shares outstanding	59,499,351	14,874,838	24,588,334	14,154,942
Basic and diluted net income (loss) per ordinary share	$1.20	$1.20	$(2.33)	$(2.33)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 8).

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s financial statements.

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

Advances from Related Party

As of December 31, 2021 and 2020, the Sponsor paid for certain offering and other operating costs on behalf of the Company in connection with the Initial Public Offering amounting to $917,418 and $902,517, respectively. The advances are non-interest bearing and due on demand.

Promissory Note — Related Party

On July 9, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of December 31, 2021 and 2020, there was $300,000 outstanding, which is currently due on demand. On December 15, 2021 an additional unsecured promissory note (the “Second Promissory Note”) of $500,000 was signed. The Second Promissory Note is due on the earlier of (i) the date on which the Company consummates an initial business combination or (ii) the date that the winding up of the Company is effective. As of December 31, 2021 and 2020, there were $500,000 and $0 outstanding under the Second Promissory Note. The Sponsor has waived rights to the Trust under both notes.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

NOTE 6 — SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 59,499,351 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 14,874,838 Class B ordinary shares issued and outstanding.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

At December 31, 2021, assets held in the Trust Account were comprised of $828 in cash and $595,449,695 in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $2,288 in cash and $595,117,785 in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2021 and 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2021	U.S. Treasury Securities (Mature on 8/10/2021)	1	$595,449,695	$7,441	$595,457,136
December 31, 2020	U.S. Treasury Securities (Mature on 4/22/2021)	1	$595,117,785	$58,339	$595,176,124

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2021	December 31, 2020
Liabilities:
Warrant Liabilities – Public Warrants	1	$17,651,474	$87,067,384
Warrant Liabilities – Private Placement Warrants	3	$5,869,442	$29,089,211

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The measurement of the Public Warrants as of December 31, 2021 and 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

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

The fair value of the Private Placement Warrants was estimated at December 31, 2021 and 2020 to be $0.91 and $4.51, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	December 31, 2021	December 31, 2020
Risk-free interest rate	1.33%	0.47%
Time to expiration, in Years	5.75	5.25
Expected volatility	13.2%	19.4%
Exercise price	$11.50	$11.50
Stock Price	$9.82	$15.48

The following table presents the changes in the fair value of Private Placement Warrant liability:

Private Placement
Fair value as of December 31, 2020	$29,089,211
Change in valuation inputs or other assumptions	(23,219,769)
Fair value as of December 31, 2021	$5,869,442

There were no transfers in or out of Level 3 during the year ended December 31, 2021.

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

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 8, 2022, the Company signed an unsecured promissory note to the Sponsor of $500,000. The note carries no interest and is due on the earlier of (i) the date on which the Company consummates an initial business combination or (ii) the date that the winding up of the Company is effective.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 15, 2020, by and among the Company, UBS Securities LLC and BTIG, LLC. (1)
3.1	Memorandum and Articles of Association. (4)
3.2	Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement, dated October 15, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (1)
4.5	Description of Registered Securities (5)
10.1	Promissory Note, dated as of July 9, 2020 issued to Bridgetown LLC. (4)
10.2	Letter Agreement, dated October 15, 2020, among the Registrant, its officers and directors and Bridgetown LLC. (1)
10.3	Investment Management Trust Agreement, dated October 15, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.4	Registration Rights Agreement, dated October 15, 2020, between the Registrant and certain security holders. (1)
10.5	Securities Subscription Agreement, dated July 9, 2020, between the Registrant and Bridgetown LLC. (4)
10.6	Private Placement Warrants Purchase Agreement, dated October 15, 2020, between the Registrant and Bridgetown LLC. (1)
10.7	Form of Indemnity Agreement. (3)
14	Form of Code of Ethics. (3)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 20, 2020.

(2)	Incorporated by reference to the Company’s S-1/A, filed on October 14, 2020.

(3)	Incorporated by reference to the Company’s S-1/A, filed on September 30, 2020.

(4)	Incorporated by reference to the Company’s S-1, filed on September 23, 2020.

(5)	Incorporated by reference to the Company’s 10-K, filed on March 25, 2021

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2022	Bridgetown Holdings Limited

	By:	/s/ Daniel Wong
	Name:	Daniel Wong
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Wong Daniel Wong	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 28, 2022

/s/ Matt Danzeisen	Chairman of the Board of Directors	March 28, 2022
Matt Danzeisen

/s/ Samuel Altman	Director	March 28, 2022
Samuel Altman

/s/ John R. Hass	Director	March 28, 2022
John R. Hass

/s/ In Joon Hwang	Director	March 28, 2022
In Joon Hwang