Form 10-Q
period 2022-09-30
Bridgetown Holdings Ltd
filed 2022-11-09
CIK 1815086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-39623

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

As of November 9, 2022, there were 15,093,034 Class A ordinary shares, $0.0001 par value (the “Class A ordinary shares”) and 14,874,838 Class B ordinary shares, $0.0001 par value (the “Class B ordinary shares”), issued and outstanding.

BRIDGETOWN HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$219,887	$156,127
Prepaid expenses	76,750	556,667
Total Current Assets	296,637	712,794

Marketable securities held in Trust Account	599,280,518	595,450,523
TOTAL ASSETS	$599,577,155	$596,163,317

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,156,747	$1,831,762
Advances from related party	918,043	917,418
Due to related party	400,000	400,000
Promissory notes- related party	1,300,000	800,000
Total Current Liabilities	4,774,790	3,949,180

Warrant liabilities	3,153,966	23,520,916
Deferred underwriting fee payable	17,849,805	17,849,805
TOTAL LIABILITIES	25,778,561	45,319,901

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 200,000,000 authorized, 59,499,351 shares at approximately $10.07 and $10.00 redemption value at September 30, 2022 and December 31, 2021, respectively	599,280,518	594,993,510

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,874,838 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,487	1,487
Accumulated deficit	(25,483,411)	(44,151,581)
TOTAL SHAREHOLDERS’ DEFICIT	(25,481,924)	(44,150,094)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$599,577,155	596,163,317

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Formation and operating costs	$423,518	$1,042,547	$1,241,767	$3,616,749
Loss from operations	(423,518)	(1,042,547)	(1,241,767)	(3,616,749)

Other income:
Change in fair value of warrant liabilities	3,282,965	21,329,607	20,366,950	83,243,113
Interest earned on marketable securities held in Trust Account	2,848,310	47,941	3,829,995	261,978
Total other income	6,131,275	21,377,548	24,196,945	83,505,091

Net income	$5,707,757	$20,335,001	$22,955,178	$79,888,342

Basic and diluted weighted average shares outstanding of Class A ordinary shares	59,499,351	59,499,351	59,499,351	59,499,351
Basic and diluted net income per share, Class A ordinary shares	$0.08	$0.27	$0.31	$1.07
Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,874,838	14,874,838	14,874,838	14,874,838
Basic and diluted net income per share, Class B ordinary shares	$0.08	$0.27	$0.31	$1.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance — January 1, 2022	—	$—	14,874,838	$1,487	$(44,151,581)	$(44,150,094)

Net income	—	—	—	—	8,780,301	8,780,301

Balance — March 31, 2022	—	—	14,874,838	1,487	(35,371,280)	(35,369,793)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(1,438,697)	(1,438,697)

Net income	—	—	—	—	8,467,120	8,467,120

Balance — June 30, 2022	—	—	14,874,838	1,487	(28,342,857)	(28,341,370)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(2,848,311)	(2,848,311)

Net income	—	—	—	—	5,707,757	5,707,757

Balance — September 30, 2022	—	$—	14,874,838	$1,487	$(25,483,411)	$(25,481,924)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance — January 1, 2021	—	$—	14,874,838	$1,487	$(133,198,588)	$(133,197,101)

Net income	—	—	—	—	41,950,401	41,950,401

Balance — March 31, 2021	—	—	14,874,838	1,487	(91,248,187)	(91,246,700)

Net income	—	—	—	—	17,602,940	17,602,940

Balance — June 30, 2021	—	—	14,874,838	1,487	(73,645,247)	(73,643,760)

Net income	—	—	—	—	20,335,001	20,335,001

Balance — September 30, 2021	—	$—	14,874,838	$1,487	$(53,310,246)	$(53,308,759)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$22,955,178	$79,888,342
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(20,366,950)	(83,243,113)
Interest earned on marketable securities held in Trust Account	(3,829,995)	(261,978)
Changes in operating assets and liabilities:
Prepaid expenses	479,917	414,079
Accrued expenses	324,985	2,368,526
Net cash used in operating activities	(436,865)	(834,144)

Cash Flows from Financing Activities:
Advances from related party	500,625	414,901
Payments of offering costs	-	(300)
Net cash provided by financing activities	500,625	414,601

Net Change in Cash	63,760	(419,543)
Cash – Beginning	156,127	1,500,497
Cash – Ending	$219,887	$1,080,954

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the Company’s search for and identification of a target for consummating a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq requires that the Company’s Business Combination must be with one or more target businesses that have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing of a definitive agreement in connection with the Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

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

SEPTEMBER 30, 2022

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

On October 13, 2022, the Company held its extraordinary general meeting in lieu of the 2022 annual general meeting of shareholders (the “EGM”). At the EGM, the Company’s shareholders approved a proposal to extend the date by which the Company must consummate the Business Combination from October 20, 2022 (which is 24 months from the closing of the Company’s Initial Public Offering) to October 20, 2023 (or such earlier date as determined by the Company’s Board of Directors) (the “Extension Amendment Proposal”) by amending the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”). The Extension Amendment Proposal was approved by the Company’s shareholders. Under Cayman Islands law, the Charter Amendment took effect upon approval of the Extension Amendment Proposal.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 44,406,317 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.08 per share, for an aggregate redemption amount of approximately $447,637,640.94, in connection with the Extension Amendment Proposal. In connection therewith, the Company converted the money market instruments in its Trust Account to cash.

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

The Sponsor and the Company’s officers and directors have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to the Founder Shares and any Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination by October 20, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity.

The Company will have until October 20, 2023, or any extended deadline as provided in an amendment to the Company’s Amended and Restated Memorandum and Articles of Association approved by its shareholders, to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Liquidity and Going Concern Consideration

As of September 30, 2022, the Company had $219,887 in its operating bank accounts, $599,280,518 in cash and securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $4,478,153.

The Company intends to complete a Business Combination by October 20, 2023, or any extended deadline as provided in an amendment to the Company’s Amended and Restated Memorandum and Articles of Association approved by its shareholders. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), the Company has until October 20, 2023, or any extended deadline as provided in an amendment to the Company’s Amended and Restated Memorandum and Articles of Association approved by its shareholders, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 20, 2023, or any extended deadline as provided in an amendment to the Company’s Amended and Restated Memorandum and Articles of Association approved by its shareholders.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 28, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had $219,887 and $156,127 in cash held in its operating account, respectively, and did not have any cash equivalents.

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

SEPTEMBER 30, 2022

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$594,993,510
Less:
Proceeds allocated to Public Warrants	(19,833,117)
Class A ordinary shares issuance costs	(25,802,087)
Plus:
Accretion of carrying value to redemption value	45,635,204

Class A ordinary shares subject to possible redemption – December 31, 2021	594,993,510

Plus:
Accretion of carrying value to redemption value	4,287,008

Class A ordinary shares subject to possible redemption – September 30, 2022	$599,280,518

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. At September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 26,283,053 Class A ordinary shares in the aggregate. For the respective periods ended September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary shares for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$4,566,206	$1,141,551	$16,268,001	$4,067,000	$18,364,142	$4,591,036	$63,910,673	$15,977,669
Denominator:
Basic and diluted weighted average shares outstanding	59,499,351	14,874,838	59,499,351	14,874,838	59,499,351	14,874,838	59,499,351	14,874,838
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.27	$0.27	$0.31	$0.31	$1.07	$1.07

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

SEPTEMBER 30, 2022

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

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis. The Company is currently assessing the impact, if any, that ASU 2020-06 has on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

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

SEPTEMBER 30, 2022

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

Advances from Related Party

As of September 30, 2022 and December 31, 2021, the Sponsor paid for certain offering and other operating costs on behalf of the Company in connection with the Initial Public Offering amounting to $918,043 and $917,418, respectively. The advances are non-interest bearing and due on demand.

Due to Related Party

As of September 30, 2022 and December 31, 2021, a related party paid for costs on behalf of the Company amounting to $400,000. The advances are non-interest bearing and due on demand.

Promissory Notes — Related Party

On July 9, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there was $300,000 outstanding, which is currently due on demand.

On December 15, 2021 an additional unsecured promissory note (the “Second Promissory Note”) of $500,000 was signed. The Second Promissory Note is due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date that the winding up of the Company is effective. On February 8, 2022, the Company signed an unsecured promissory note to the Sponsor of $500,000 (the “Third Promissory Note”). The Third Promissory Note carries no interest and is due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date that the winding up of the Company is effective. The Sponsor has waived rights to the Trust Account under all notes. As of September 30, 2022 and December 31, 2021, there was $1,000,000 and $500,000, respectively, outstanding under the Second and Third Promissory Notes, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31 2021, the Company had no outstanding borrowings under the Working Capital Loans.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, its results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect our share price and our search for a target company. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 59,499,351 Class A ordinary shares subject to possible redemption which are presented as temporary equity.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 14,874,838 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s Business Combination.

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

SEPTEMBER 30, 2022

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

NOTE 8 — FAIR VALUE MEASUREMENTS

At September 30, 2022, assets held in the Trust Account were comprised of $1,633 in cash and $599,278,885 in U.S. Treasury securities. At December 31, 2021, assets held in the Trust Account were comprised of $828 in cash and $595,449,695 in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2022 and December 31, 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (Loss)	Fair Value
September 30, 2022	U.S. Treasury Securities (Mature on 10/18/2022)	1	$599,278,885	$108,116	$599,387,001
December 31, 2021	U.S. Treasury Securities (Mature on 2/03/2022)	1	$595,449,695	$7,441	$595,457,136

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2022	December 31, 2021
Liabilities:
Warrant Liabilities – Public Warrants	1	$2,379,974	$17,651,474
Warrant Liabilities – Private Placement Warrants	3	$773,992	$5,869,442

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The measurement of the Public Warrants at September 30, 2022 and December 31, 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

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

The fair value of the Private Placement Warrants was estimated at September 30, 2022 and December 31, 2021 to be $0.12 and $0.91, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	September 30, 2022	December 31, 2021
Risk-free interest rate	4.03%	1.33%
Time to expiration, in Years	5.98	5.75
Expected volatility	8.40%	13.20%
Exercise price	$11.50	$11.50
Share Price	$10.04	$9.82

The following table presents the changes in the fair value of Private Placement Warrant liability:

Private Placement
Fair value as of December 31, 2021	$5,869,442
Change in valuation inputs or other assumptions	(5,095,450)
Fair value as of September 30, 2022	$773,992

Private Placement
Fair value as of December 31, 2020	$29,089,211
Change in valuation inputs or other assumptions	(20,768,794)
Fair value as of September 30, 2021	$8,320,417

There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2022 and 2021.

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

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying unaudited condensed financial statements were issued. Other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On October 13, 2022, the Company held its EGM. At the EGM, the Company’s shareholders approved the Extension Amendment Proposal. Under Cayman Islands law, the Charter Amendment took effect upon approval of the Extension Amendment Proposal.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 44,406,317 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.08 per share, for an aggregate redemption amount of approximately $447,637,640.94, in connection with the Extension Amendment Proposal. In connection therewith, the Company converted the money market instruments in the Trust Account into cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (this “Report”) to “we,” “us” or the “Company” refer to Bridgetown Holdings Limited. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bridgetown LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, to search for and identify a target company for consummating a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2022, we had a net income of $5,707,757, which consisted of change in fair value of warrant liabilities of $3,282,965 and interest earned on marketable securities held in the Trust Account of $2,848,310, offset by the formation and operating cost of $423,518.

For the nine months ended September 30, 2022, we had a net income of $22,955,178, which consisted of change in fair value of warrant liabilities of $20,366,950 and interest earned on marketable securities held in the Trust Account of $3,829,995, offset by the formation and operating cost of $1,241,767.

For the three months ended September 30, 2021, we had a net income of $20,335,001, which consisted of change in fair value of warrant liabilities of $21,329,607 and interest earned on marketable securities held in the Trust Account of $47,941, offset by the formation and operating cost of $1,042,547.

For the nine months ended September 30, 2021, we had a net income of $79,888,342, which consisted of change in fair value of warrant liabilities of $83,243,113 and interest earned on marketable securities held in the Trust Account of $261,978, offset by the formation and operating cost of $3,616,749.

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

For the nine months ended September 30, 2022, cash used in operating activities was $436,865. Net income of $22,955,178 was affected by change in fair value of warrant liabilities of $20,366,950, and interest earned on marketable securities held in the Trust Account of $3,829,995. Changes in operating assets and liabilities provided $804,902 of cash from operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $834,144. Net income of $79,888,342 was affected by change in fair value of warrant liabilities of $83,243,113, and interest earned on marketable securities held in the Trust Account of $261,978. Changes in operating assets and liabilities provided $2,782,605 of cash from operating activities.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $599,280,518. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $219,887. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

On July 9, 2020, the Company issued the Promissory Note, an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. At September 30, 2022 and December 31, 2021, there was $300,000 outstanding, which is currently due on demand.

On December 15, 2021, the Second Promissory Note, an additional unsecured promissory note of $500,000 was signed. The Second Promissory Note is due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date that the winding up of the Company is effective. On February 8, 2022, the Company signed the Third Promissory Note, an unsecured promissory note to the Sponsor of $500,000. The Third Promissory Note carries no interest and is due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date that the winding up of the Company is effective. The Sponsor has waived rights to the Trust Account under all notes. At September 30, 2022 and December 31, 2021, there was $1,000,000 and $500,000, respectively, outstanding under the Second and Third Promissory Notes, respectively.

Going Concern

The Company intends to complete a Business Combination by October 20, 2023, or any extended deadline as provided in an amendment to the Company’s Amended and Restated Memorandum and Articles of Association approved by its shareholders. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, the Company has until October 20, 2023, or any extended deadline as provided in an amendment to the Company’s Amended and Restated Memorandum and Articles of Association approved by its shareholders, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 20, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding for the period. Accretion associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete a Business Combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus filed with the SEC on October 19, 2020, (ii) Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 filed with the SEC on December 21, 2021, (iii) Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2022, filed with the SEC on May 12, 2022, (vi) Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on December 21, 2021, (v) the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 28, 2022, and (vi) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate a Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete a Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit a Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. Because we are a Cayman Islands exempted company, we may be considered a “foreign person” under such rules. Additionally, our Sponsor, a Cayman Islands limited liability company, has ties to non-US persons. Specifically, Daniel Wong, our Chief Executive Officer, Chief Financial Officer, and a Director at the Company, is one of the managers of our Sponsor and is a resident of Hong Kong SAR. Additionally, Richard Li, who indirectly owns the sole member of our Sponsor, is a citizen of Canada and a resident of Hong Kong SAR. These are the only substantial ties the Sponsor has with non-U.S. persons.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated. Our Sponsor is a Cayman Island exempted company and is subject to the laws of the Cayman Islands.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review, could be lengthy. Because we have only a limited time to complete our Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
3.1*	Amended & Restated Memorandum and Articles of Association
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized.

BRIDGETOWN HOLDINGS LIMITED

Date: November 9, 2022		/s/ Daniel Wong
	Name:	Daniel Wong
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)