Form 10-K
period 2022-12-31
Bridgetown Holdings Ltd
filed 2023-03-30
CIK 1815086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the outstanding share of the registrant’s Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2022, as reported on the Nasdaq Capital Market was $546,585,026.

As of March 30, 2023, there were 15,093,034 Class A ordinary shares, par value $0.0001 per share and 14,874,838 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance; or

●	our financial performance.

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

Unless otherwise stated, or the context otherwise requires, references to:

●	“2022 Shareholders Meeting” are to the extraordinary general meeting in lieu of the 2022 annual general meeting of shareholders we held on October 13, 2022;
●	“2020 Annual Report” are to our Annual Report on Form 10-K for fiscal year end December 31, 2020, as filed with the SEC (as defined below) on March 25, 2021, and as amended on June 24, 2021 and on December 21, 2021;

●	“2021 Third Quarter Quarterly Report” are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the SEC on November 12,2021, and as amended on December 21, 2021;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“board of directors,” “board,” or “directors” are to the board of directors of the Company;

●	“business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Bridgetown 2” are to Bridgetown 2 Holdings Limited, a Cayman Islands exempted company, which was merged into PropertyGuru Group Limited (NYSE listed) in March 2022;

●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001;

●	“Combination Period” are to the period, from the closing of the initial public offering (as defined below) to October 20, 2023 (or such earlier date as determined by the board) that the Company has to consummate an initial business combination;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “our company,” “we,” or “us” are to Bridgetown Holdings Limited, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” are to any securities of our company which are convertible into or exchangeable or exercisable for, ordinary shares of our company;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Extension Amendment” are to the amendment to our amended and restated memorandum and articles of association to extend the date by which we must consummate a business combination;

●	“Extension Redemptions” are to the redemptions exercised by shareholders holding 44,406,317 public shares for a pro rata portion of the Trust Account in relation to the Extension Amendment;

●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in the private placement (defined below) and, the Class A ordinary shares issued upon the conversion of the shares of Class B ordinary shares at the time of our business combination described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below);

●	“FWD” a pan-Asian life insurance company which is majority owned by Pacific Century, which is an affiliate of our sponsor;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” are to the initial public offering that was consummated by the Company on October 20, 2020;

●	“initial shareholders” are to the holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“letter agreement” are to the letter agreement, the form of which is filed as an exhibit to the Registration Statement (as defined below);

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“Pacific Century” are to Pacific Century Group, an affiliate of our sponsor;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“PineBridge” are to PineBridge Investments, an affiliate of both our sponsor and Pacific Century;

●	“Promissory Note” are to that certain unsecured promissory note in the aggregate principal amount of $300,000 issued by the Company to our sponsor on July 9, 2020;

●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;
●	“private placement warrants” are to the warrants issued to our sponsor in the private placement;

●	“public shares” are to our Class A ordinary shares offered as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and members of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are subscribed for in our initial public offering or in the open market);
●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on September 23, 2020 (File No. 333-249000), as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Promissory Note” are to that certain unsecured promissory note in the aggregate principal amount of $500,000 issued by the Company to our sponsor or December 15, 2021;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;
●	“sponsor” are to Bridgetown LLC, a Cayman Islands limited liability company;

●	“Thiel Capital” are to Thiel Capital LLC, an affiliate of our sponsor;

●	“Third Promissory Note” are to that certain unsecured promissory note in the aggregate principal amount of $500,000 issued to our sponsor on February 8, 2022;
●	“Trust Account” are to the U.S.-based Trust Account in which an amount of $594,993,510 from the net proceeds of the initial public offering and private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one warrant;

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the private placement warrants;

●	“Withum” are to the firm of WithumSmith+Brown, PC, which acts as our independent registered public accounting firm; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

v

PART I

Item 1. Business.

Overview

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Daniel Wong, our Chief Executive Officer, Chief Financial Officer and a Director, and Matt Danzeisen, our Chairman, who have many years of experience investing in ventures and building companies with operations. We must complete our initial business combination by October 20, 2023. If our initial business combination is not consummated by October 20, 2023, then our existence will terminate, and we will distribute all amounts in the Trust Account.

Extension Amendment and Redemption

On October 13, 2022, we held the 2022 Shareholders Meeting, and approved, among other things, the Extension Amendment, which extended the date by which we must consummate a business combination from October 20, 2022 (which was 24 months from the closing of the initial public offering) to October 20, 2023 (or such earlier date as determined by the board). In connection with the Extension Amendment, shareholders holding 44,406,317 public shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $447,637,640.94, or approximately $10.08 per share to redeeming shareholders in the Extension Redemption.

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

Pacific Century Group

Founded by Mr. Richard Li in 1993, Pacific Century is an investment group with experience investing in, building and operating businesses in Financial Services and Technology, Media & Telecommunications. In 1990, Mr. Li founded Asia’s first satellite-delivered cable-TV, Star TV (eventually sold to Rupert Murdoch’s News Corp). Mr. Li founded Pacific Century Regional Developments Limited in 1994, with Pacific Century Insurance as one of the subsidiaries (sold to Fortis in 2007). In 1999, Mr. Li, through Pacific Century, acquired a substantial interest in PCCW (then known as Tricom Holdings Limited), which currently holds a majority interest in Viu (an OTT video streaming platform in Asia) and HKT (a Hong Kong telecommunications service provider). In 2010, he acquired the global asset manager PineBridge Investments from AIG. PineBridge manages $143.1 billion in assets as of December 31, 2022. The firm’s private capital arm has invested in privately held companies, including Legendary Pictures (a film production and entertainment company), FieldTurf (an installer of artificial turf at sports fields), Tensar (a provider of technology driven solutions for soil reinforcement and ground stabilization), Royalty Pharma (an acquiror of pharmaceutical royalties), Sodecia North America (formerly AZ Automotive; a manufacturer and supplier of engineered metal stampings, assemblies and modules for automobile and motor vehicles). In 2013, Mr. Li established FWD, a life insurance company launched in Hong Kong, Macau and Thailand that has since grown to span ten markets across Asia. FWD had total assets of $58.9 billion as of December 31, 2022 through organic growth and a series of acquisitions of insurance businesses from leading insurance companies. Mr. Li was among the earliest investors in Tencent (a public Chinese conglomerate with over $400 billion market capitalization that has major holdings in tech, film, music, and gaming), Sohu (a China-based online media, search and game service company), Sina (a Chinese media and technology company), Hyphen Group (a fintech company in Greater Southeast Asia) and Animoca Brands (a Hong Kong-based digital entertainment, blockchain and gamification company). Mr. Li was also a late stage investor in Chegg (an American education technology company listed on NYSE), 91.com (a Chinese mobile app marketplace and mobile game operator which was subsequently sold to Baidu), PPStream (a Chinese peer-to-peer streaming video network software which was subsequently sold to iQIYI) and GoTo (an e-commerce company merged from Tokopedia and Gojek). Mr. Li was a Hong Kong representative at the APEC Business Advisory Council from 2009 to 2014. Mr. Li is a trustee of the Li Ka- Shing Foundation, one of Asia’s most active venture and technology investors. He is also a director of Shantou University and a governor at the ISF Academy, a private school located in Hong Kong.

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

Peter Thiel cofounded PayPal, Inc., an online payments company, where he served as Chief Executive Officer, President and Chairman of the board of directors until the company’s initial public offering and subsequent acquisition by eBay in 2002. He made the first outside investment in Meta Platforms, Inc. (formerly Facebook, Inc.), where he served as a director until May 2022. Mr. Thiel also cofounded Palantir Technologies Inc. and is Chairman of its board of directors. Mr. Thiel and the investment firms he founded have a track record of investing in frontier technology companies, having provided early-stage funding for LinkedIn, Yelp, Stripe, Brex, Trumid, SoFi, SpaceX, Spotify, Airbnb, Qoo10 and hundreds of other startups. Mr. Thiel is a partner at Founders Fund, a San Francisco-based venture capital firm investing in science and technology companies solving difficult problems. Formed in 2005, Founders Fund has raised ten venture capital funds, manages $11 billion in committed capital and has supported many consequential companies, including SpaceX, which designs, manufactures and launches advanced rockets and spacecraft, and Airbnb, an online marketplace for lodging, tourism and experiences. Mr. Thiel also cofounded Mithril, a Texas-based venture capital firm, and Valar Ventures, a New York-based venture capital firm. Thiel Capital and Mr. Thiel are also actively involved in the financial technology space, having provided support for companies such as Brex, a company providing cash management services for growing companies with a focus on start-ups in the life science and e-commerce space, Social Finance, an online personal finance company providing student loan refinancing, and Trumid, an electronic bond trading platform. Mr. Thiel is also the founder and chairman of The Thiel Foundation, which supports science, technology, and long-term thinking about the future. In 2011 Mr. Thiel, through The Thiel Foundation, started the Thiel Fellowship, a two-year program for young people who want to build new things instead of attending college. Fellows receive a $100,000 grant and support from The Thiel Foundation’s network of founders, investors and scientists. Past fellows include Vitalik Buterin, co-creator of Ethereum, a global, open-source platform for decentralized applications; Lucy Guo, co-founder of Scale AI, a provider of data to train artificial intelligence applications; Ritesh Agarwal, founder and Chief Executive Officer of OYO Rooms, a hotel chain based in India; Austin Russell, founder and Chief Executive Officer of Luminar Technologies, Inc., which makes LIDAR equipment and software for the transportation industry; and Dylan Field, co-founder and Chief Executive Officer of Figma, Inc. a leading web-first collaborative design platform. The Thiel Foundation also houses Breakout Labs, which backs scientist entrepreneurs working at the intersections of technology, biology, materials and energy. Investors are cautioned that Thiel Capital and its affiliates or related entities’ past performance is not necessarily indicative of our future results.

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

PineBridge Investments

We may also draw upon PineBridge’s platforms, infrastructure, personnel, network and relationships to provide access to deal prospects, along with any necessary resources to aid in the identification, diligence, and fundraising of a target for the initial business combination. PineBridge is a private, global asset manager with a focus on active, high conviction investing. PineBridge has approximately 230 investment professionals across asset classes and 25 offices globally, of which 9 are in the Asia-Pacific region. Formerly AIG Investments, PineBridge has been independent and majority-owned by Pacific Century since 2010. It manages $82.0 billion in Asia (around 57% of total assets of $143.1 billion under management globally) as of December 31, 2022. We believe that we will benefit from PineBridge’s capabilities in alternative strategies where it focuses on select private market opportunities with unrecognized growth potential. We currently anticipate that PineBridge may, from time to time, assist us in the identification of assets or companies that may be appropriate acquisition targets and in unlocking their long-term value. In this respect, none of PineBridge, Pacific Century or Thiel Capital is obligated to identify any such target assets or companies or to perform due diligence on any acquisition targets. Any such activities are solely the responsibility of our management team.

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

Business Combination Criteria and Process

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines, as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

In evaluating a prospective target business, we conduct a thorough due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information that is made available to us. We also utilize our operational and capital allocation experience.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and members of our sponsor and their respective affiliates and related entities and the relationships they have developed as a result of such experience, provides us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team and members of our sponsor and their respective affiliates and related entities have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of relationships and this experience provides us with important sources of investment opportunities. In addition, target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions. We currently anticipate that PineBridge may, from time to time, assist us in the identification of assets or companies that may be appropriate acquisition targets, and while we may also draw upon PineBridge’s platforms, infrastructure, personnel, network and relationships to provide access to deal prospects, along with any necessary resources to aid in the identification, diligence, and fundraising of a target for the initial business combination, none of PineBridge, Pacific Century or Thiel Capital is obligated to identify any such target assets or companies or to perform due diligence on any acquisition targets. Any such activities are solely the responsibility of our management team.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 20, 2025, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination in the amount of $152,362,993, as of December 31, 2022, assuming no redemptions and after payment of up to $17,849,805 of deferred underwriting fees, before estimated offering and working capital expenses, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

In evaluating a prospective target business, we conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which is made available to us.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the Trust Account as of December 31, 2022 was $152,362,993 or $10.09 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination. FWD Life Insurance Public Company Limited and FWD Insurance Company Limited purchased an aggregate of $50,000,000 of units in our initial public offering, with the same redemption rights as the public shareholders with respect to any units they purchased in the offering.

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

We expect that at the time of any shareholder vote relating to our initial business combination, our initial shareholders and their respective permitted transferees will own approximately 48% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

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

Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than the aggregate of 15% of the shares sold in our initial public offering (the “Excess Shares”). We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. We may waive this restriction in our sole discretion. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target by October 20, 2023.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only until October 20, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination by the end of the Combination Period. However, if our sponsor, officers or directors acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (i) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

FWD Life Insurance Public Company Limited and FWD Life Insurance Company Limited purchased an aggregate of $50,000,000 of units in our initial public offering will be entitled to liquidating distributions similar to the public shareholders with respect to any units that it may purchase in the offering.

We expect to use the amounts held outside the Trust Account ($23,399 as of December 31, 2022) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to the end of the Combination Period, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.09. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor has to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the Trust Account ($23,399 as of December 31, 2022) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 20, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by October 20, 2023, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination;

●	if our initial business combination is not consummated by the end of the Combination Period, then our existence will terminate, and we will distribute all amounts in the Trust Account;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account, which will likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company;

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and will continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

In addition, while Pacific Century is an equity owner of PineBridge, Pacific Century does not control the investment activities of PineBridge or its sponsored funds. Any assistance that PineBridge provides to us, is subject to, among other things, PineBridge’s internal policies and procedures, applicable laws, contractual obligations to third parties and PineBridge’s fiduciary obligations to its clients. PineBridge is under no obligation to provide us with any assistance or to present us with any opportunity for a potential business combination of which they become aware.

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

Employees

We have one (1) officer as of the date of this Report. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devotes in any time period may vary based on the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public auditors.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following October 20, 2025, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Trust Account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the Trust Account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless;

●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, we receive no interest on the funds held in the Trust Account, which will likely reduce the dollar amount our public shareholders may receive upon any redemption or liquidation of the Company;

●	our sponsor is a Cayman Islands limited liability company and Daniel Wong, our Chief Executive Officer, Chief Financial Officer and a director, as well as one of the managers of our sponsor, is a resident of Hong Kong SAR. Additionally, Richard Li, who indirectly owns the sole member of our sponsor, is a citizen of Canada and a resident of Hong Kong SAR. Therefore, we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	there is substantial doubt about our ability to continue as a “going concern”; and

●	If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” previously disclosed in our (i) final prospectus filed with the SEC on October 19, 2020, (ii) Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 filed with the SEC on December 21, 2021, (iii) Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 2022, filed with the SEC on May 12, 2022, (vi) Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on December 21, 2021, (v) the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 28, 2022, and (vi) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 12, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, Class A ordinary shares and public warrants are each traded on the Nasdaq Capital Market under the symbols “BTWNU,” “BTWN” and “BTWNW, respectively. Our units commenced public trading on October 16, 2020, and our Class A ordinary shares and public warrants commenced public trading separately on December 7, 2020.

(b) Holders

On March 30, 2022, there was one holder of record of our units, three holders of record of our Class A ordinary shares, seven holders of record of our Class B ordinary shares, and four holders of record of our warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Use of Proceeds from Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the Registration Statement. Our specific investments in our trust account may change from time to time.

On October 13, 2022, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 13, 2022, we held an extraordinary general meeting in lieu of the 2022 annual general meeting of shareholders and approved, among other things, the Extension Amendment, which extended the date by which we must consummate a business combination from October 20, 2022 (which was 24 months from the closing of the initial public offering) to October 20, 2023 (or such earlier date as determined by the board). In connection with the Extension Amendment, shareholders holding 44,406,317 public shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $447,637,640.94, or approximately $10.08 per share to redeeming shareholders in the Extension Redemptions.

The following table contains monthly information about the repurchases of our equity securities for the three months ended December 31, 2022:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2022	44,406,317	$10.08	—	—

November 1 – November 30, 2022	—	—	—	—

December 1 – December 31, 2022	—	—	—	—

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Extension Amendment and Redemption

On October 13, 2022, we held the 2022 Shareholders Meeting and approved, among other things, the Extension Amendment, which extended the date by which we must consummate a business combination from October 20, 2022 (which was 24 months from the closing of the initial public offering) to October 20, 2023 (or such earlier date as determined by the board). In connection with the Extension Amendment, shareholders holding 44,406,317 public shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $447,637,640.94, or approximately $10.08 per share to redeeming shareholders in the Extension Redemptions.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2022 were organizational activities and those necessary to prepare for the initial public offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2022, we had net income of $23,216,044, which consisted of change in fair value of warrant liabilities of $20,366,950 and interest earnings on marketable securities held in the Trust Account of $4,550,111, offset by formation and operating costs of $1,701,017.

For the year ended December 31, 2021, we had net income of $89,047,007, which consisted of change in fair value of warrant liabilities of $92,635,679 and interest earnings on marketable securities held in the Trust Account of $330,450, offset by formation and operating costs of $3,919,122.

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

On October 29, 2020, we issued an additional 4,499,351 units issued for total gross proceeds of $44,993,510 in connection with the underwriters’ partial exercise of their over-allotment option. Simultaneously with the partial closing of the over-allotment option, we also consummated the sale of an additional 449,936 private placement warrants at $1.50 per private placement warrant, generating total proceeds of $674,902.

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

For the year ended December 31, 2022, cash used in operating activities was $1,933,708. Net income of $23,216,044 was affected by change in fair value of warrant liabilities of $20,366,950, and interest earned on marketable securities held in the Trust Account of $4,550,111. Changes in operating assets and liabilities used $232,691 of cash from operating activities.

For the year ended December 31, 2021, cash used in operating activities was $2,258,971. Net income of $89,047,007 was affected by change in fair value of warrant liabilities of $92,635,679, and interest earned on marketable securities held in the Trust Account of $330,450. Changes in operating assets and liabilities provided $1,660,151 of cash from operating activities.

As of December 31, 2022, we had cash and marketable securities held in the Trust Account of $152,362,993. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $23,399. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

On October 13, 2022 we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

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

On July 9, 2020, we issued the Promissory Note to our sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of our initial public offering. As of December 31, 2022 and 2021, there was $300,000 outstanding, which is currently due on demand.

On December 15, 2021, we issued the Second Promissory Note of $500,000 to our sponsor. The Second Promissory Note is due on the earlier of (i) the date on which we consummate an initial business combination or (ii) the date that the winding up of the Company is effective.

On February 8, 2022, we issued the Third Promissory Note to our sponsor of $500,000. The Third Promissory Note carries no interest and is due on the earlier of (i) the date on which we consummate an initial business combination or (ii) the date that the winding up of the Company is effective. Our sponsor has waived rights to the Trust Account under all notes. As of December 31, 2022 and 2021, there was $1,000,000 and $500,000, respectively, outstanding under the Second and Third Promissory Notes, respectively.

Going Concern

The Company intends to complete a business combination by the end of the Combination Period. However, in the absence of a completed business combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASU Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until October 20, 2023 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the end of the Combination Period.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) Topic 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20)” and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the pages beginning on F-1 through F-17, comprising a portion of this Report, which are included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintain effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Daniel Wong	46	Chief Executive Officer, Chief Financial Officer and Director
Matt Danzeisen	46	Chairman of the Board of Directors
Samuel Altman	37	Director
John R. Hass	61	Director
In Joon Hwang	57	Director

The experience of our directors and executive officers is as follows:

Daniel Wong has served as our Chief Executive Officer, Chief Financial Officer and a member of our board since inception. Mr. Wong is a Senior Vice President with Pacific Century, where he leads corporate finance (equity and debt), venture investment, and major mergers and acquisitions at Pacific Century, including in respect of its portfolio companies such as FWD (an Asian life insurance company, majority owned by Pacific Century) and PineBridge (a multi-asset manager managing $143.1 billion worldwide as of December 31, 2022, majority-owned by Pacific Century with a minority interest owned by PineBridge management and employees). Mr. Wong was a Senior Managing Director and a member of the Executive Committee of PineBridge from 2015 to 2016. Prior to joining Pacific Century in 2003, Mr. Wong was a manager with the Corporate Finance division of PricewaterhouseCoopers’ Hong Kong office. Pacific Century established FWD through the acquisition of ING’s insurance assets in Hong Kong, Macau and Thailand for $2.1 billion in 2013. Since then, Mr. Wong has raised $6.7 billion of private equity, bank loan and publicly traded fixed income instruments for FWD. From 2017 to December 2021, Mr. Wong had been a board member of Tokopedia and subsequently a member of the board of commissioners of GoTo, formed in 2021 as a result of a merger between Gojek and Tokopedia which are Indonesia’s leading e-commerce and on-demand services marketplaces. He led the Series D investment in GoTo on behalf of Pacific Century. Since 2020, he is an investor representative of Tiki, one of Vietnam’s leading B2C e-commerce marketplaces. He led Series D investment in Tiki on behalf of Pacific Century. Mr. Wong also led the Series E investment in Chegg (NYSE: CHGG) and was one of Chegg’s board members from 2010 to 2012 prior to its public listing. Since 2015, Mr. Wong has also been Chairman of QooApp, a global anime game platform. Mr. Wong has been a shareholder and subsequently a director of Manner Culture Enterprises (微辣文化集團), a leading online Cantonese content producer, since 2018 and 2020, respectively. From November 2020 to March 2022, he served as Chief Executive Officer, Chief Financial Officer and a director of Bridgetown 2. Mr. Wong graduated from the University of Wisconsin-Madison with a Bachelor of Business Administration degree, majoring in Accounting, Finance and Economics. He completed the Kellogg-HKUST Executive MBA program in 2013 and earned the CFA designation in 2001. Mr. Wong is well qualified to serve on our board due to his extensive experience in investment, mergers and acquisitions and serving as a director for various public and private companies.

Matt Danzeisen has served as the Chairman of our board of directors since inception. Mr. Danzeisen is Head of Private Investments at Thiel Capital, with a primary focus on investments in private companies and funds in the U.S. and Asia. At Thiel Capital, Mr. Danzeisen has developed and led a strategy focused on making debt and equity investments in innovative financial technology companies, funding some of the leading companies in this space and serving on the board of directors of two of them: Trumid, an electronic bond trading platform, since 2015, and Coru, a financial management platform for individuals, since 2018. In addition, Mr. Danzeisen previously served on the board of directors of Artivest, an alternative investment platform for retail investors and their advisors. Mr. Danzeisen also cofounded Crescendo Equity Partners Limited, or Crescendo, a private equity firm based in South Korea in 2012 while at Thiel Capital. Crescendo has raised over $1.5 billion and deployed capital throughout South Korea and Southeast Asia in companies with a technology supply-chain focus. Mr. Danzeisen serves as a member of Crescendo’s investment committee and as the firm’s representative to selected portfolio companies. Prior to joining Thiel Capital and its predecessor firm, Clarium Capital Management, in 2008, Mr. Danzeisen was a Vice President and Portfolio Manager at BlackRock in its fixed income division from 2002 to 2008. Prior to BlackRock, Mr. Danzeisen was an investment banker at Banc of America Securities from 2000 to 2001. From December 2020 to March 2022, he served as Chairman of Bridgetown 2. He graduated from Cornell University with a degree in Finance and a minor in Economics, and is a CFA® charterholder. Mr. Danzeisen is well-qualified to serve as our Chairman due to his extensive technology industry and investment experience.

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

John R. “Jay” Hass has served as a member of our board of directors since October 2020. Mr. Hass is General Partner and CFO of AlleyCorp, a leading venture capital incubator and investment firm.  Mr. Hass oversees AlleyCorp’s business operations and serves as an investing partner.  Previous to AlleyCorp, Mr. Hass was a partner at RRE Ventures where he was responsible for a number of business and strategy functions, and where he remains a Strategic Advisor. From January 2021 to March 2022, Mr. Hass was a director of Bridgetown 2. Prior to joining RRE, Mr. Hass spent 22 years at Brown Brothers Harriman, where he served as a Managing Director.  At BBH Mr. Hass established and managed BBH’s Alternative Investments Group, which encompassed private equity, hedge, Asian equity and real estate funds with assets of $1.3 billion and approximately 1,300 limited partners. Prior to BBH, Mr. Hass was a consultant in national politics and was a brand manager at Ted Bates Advertising. In addition to his RRE duties, Mr. Hass has served as an advisor to Raftr, Inc. and DecodeM; and was a member of the Tech: NYC Leadership Council. Mr. Hass is a former independent director of the Cheetah Korea Value Fund and the J.P. Morgan China Region Fund, Inc. He is a board member emeritus of the Tory Burch Foundation. Mr. Hass graduated from Princeton University with a B.A. in Politics and completed the CFA Institute’s Investment Management program at Harvard Business School. Mr. Hass is well qualified to serve as a director due to his extensive technology industry and investment experience.

In Joon Hwang has served as a member of our board of directors since October 2020. Since 2015, he has been Chief Financial Officer, and since 2008 a director of, LINE Corporation, a developer of mobile applications and internet services. From January 2021 to March 2022, Mr. Hwang was a director of Bridgetown 2. He also serves as a member of the board of several LINE Corporation subsidiaries and affiliate companies, including Line Plus, Line Financials, Line Financial Puls, Line Ventures and Line Taiwan Bank Limited. He is the Chairman of Z Venture Capital Limited and Chairman of Line Taiwan Bank Limited. Previously, Mr. Hwang served in several roles at NAVER Corporation (KRX:035420), a development company which operates the Korean search engine Naver, including as Chief Financial Officer from 2008 to 2016. Prior to joining NAVER Corporation, Mr. Hwang served in several roles at Woori Investment & Securities Co., Ltd., Woori Finance Holdings Co., Ltd., Samsung Securities Co., Ltd., Credit Suisse and Samsung Electronics Co., Ltd. Mr. Hwang received a B.S. in economics from Seoul National University and an M.B.A. from New York University. Mr. Hwang is well qualified to serve as a director due to his extensive technology industry and investment industry experience.

Number and Terms of Office of Officers and Directors

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

Notwithstanding the foregoing, as indicated above, other than reimbursement of expenses and as set forth below, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to complete the consummation of a business combination although we may consider cash or other compensation to officers or advisors we may hire subsequent to our initial public offering to be paid either prior to or in connection with our initial business combination. At the closing of our initial business combination, we may pay a customary financial consulting fee to our sponsor and/or affiliates of our sponsor, which will not be made from the proceeds of our initial public offering held in the Trust Account prior to the completion of our initial business combination.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics and our audit committee and compensation committee charters as exhibits to the Registration Statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Our sponsor, officers and directors, or any of their respective affiliates, are entitled to be reimbursed for certain bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we may pay a customary financial consulting fee to our sponsor and/or affiliates of our sponsor, which will not be made from the proceeds of our initial public offering held in the Trust Account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Our audit committee also reviewed on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

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

In the table below, percentage ownership is based on 29,967,862 ordinary shares, consisting of (i) 15,093,034 Class A ordinary shares and (ii) 14,874,828 Class B ordinary shares, issued and outstanding as of March 30, 2023. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, except for the election of directors of the board, the holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares			Class B Ordinary Shares					Approximate Percentage of
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned		Issued and Outstanding Ordinary Shares(2)
Bridgetown LLC(3)				12,376,887	(2)	83.21%	12,376,887	(2)	41.30%
Daniel Wong(3)	—		—	14,259,892	(2)	95.87%	14,259,892	(2)	47.58%
Matt Danzeisen(3)	—		—	12,376,887	(2)	83.21%	12,376,887	(2)	41.30%
Samuel Altman	—		—	5,000	(2)	*	5,000	(2)	*
John R. Hass	—		—	5,000	(2)	*	5,000	(2)	*
In Joon Hwang	—		—	5,000	(2)	*	5,000	(2)	*
All officers and directors as a group (5 individuals)	—		—	14,274,892		95.97%	14,274,892		47.63%
FWD Life Insurance Public Company Limited	5,000,000	(4)	33.13%	—		—	5,000,000	(4)	16.68%
FWD Life Insurance Company, Limited	5,000,000	(4)	33.13%	—		—	5,000,000	(4)	16.68%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 38/F Champion Tower, 3 Garden Road, Central, Hong Kong.

(2)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3)	Daniel Wong, our Chief Executive Officer, Chief Financial Officer and a Director, and Matt Danzeisen, our Chairman, also serve as two of four managers of our sponsor, and as such may be deemed to beneficially own shares held by our sponsor by virtue of their control over our sponsor. Richard Li, by virtue of his indirect ownership of the sole member of our sponsor, may be deemed to beneficially own shares held by our sponsor. Each such person disclaims beneficial ownership of the ordinary shares held by our sponsor other than to the extent of any pecuniary interest in such shares. This amount does not include 549,946 founder shares held by an affiliate of our sponsor and controlled solely by such party and not by our sponsor.

(4)	FWD Life Insurance Public Company Limited purchased 3,000,000 units and FWD Life Insurance Company Limited purchased 2,000,000 units in our initial public offering. Richard Li, by virtue of his indirect majority ownership of FWD Group Limited, an indirect parent of such entities, may be deemed to beneficially own securities held by such entities.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In July 2020, our sponsor purchased an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. In July 2020, we effected a share dividend of 1 share for each ordinary share in issue, resulting in our sponsor holding an aggregate of 5,750,000 founder shares, in September 2020, we effected a share dividend of 1.5 shares for each ordinary share in issue, resulting in our sponsor holding an aggregate of 14,375,000 founder shares and in October 2020, we effected a share dividend of 0.1 shares for each ordinary share in issue, resulting in our sponsor holding an aggregate of 13,158,137 founder shares (which amount includes the transfers described below and up to 2,062,500 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). Also in September 2020, our sponsor transferred 2,001,863 founder shares to our Chief Executive Officer, 632,500 founder shares to an affiliate of our sponsor and 5,000 founder shares to each of our independent directors and our senior advisor (which amounts have been adjusted for the share dividend of 0.1 shares for each ordinary share in issue, as well as transfers back to our sponsor by our independent directors and our senior advisor of 500 shares each, which they received as a result of the share dividend). The founder shares held by our independent directors and our senior advisor were not subject to forfeiture in the event the over-allotment option was not exercised. On October 29, 2020, in connection with the partial exercise of the over-allotment option by the underwriters, 937,662 founder shares were forfeited by certain initial shareholders and cancelled by us. As a result, there are a total of 14,874,838 founder shares issued and outstanding as of the date of this Report. Following the Extension Redemptions, our initial shareholders now own approximately 49.64% of our issued and outstanding shares (not including any securities purchased in our initial public offering by affiliates) and have the right to appoint all of our directors prior to our initial business combination.

In addition, our sponsor purchased an aggregate of 6,449,936 private placement warrants at a price of $1.50 per warrant ($9,674,904 in the aggregate) in the private placement and the exercise of the over-allotment option. Each private placement warrant is exercisable to purchase one whole Class A ordinary share at $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

FWD Life Insurance Public Company Limited and FWD Life Insurance Company Limited purchased an aggregate of $50,000,000 of units in our initial public offering, with the same redemption rights and rights to the funds held in the Trust Account with respect to the units it purchased in our initial public offering as the rights afforded to our public shareholders, as described herein.

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

On July 9, 2020, we issued the Promissory Note to our sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of our initial public offering. As of December 31, 2022 and 2021, there was $300,000 outstanding, which is currently due on demand.

On December 15, 2021, we issued the Second Promissory Note of $500,000 to our sponsor. The Second Promissory Note is due on the earlier of (i) the date on which we consummate an initial business combination or (ii) the date that the winding up of the Company is effective.

On February 8, 2022, we issued the Third Promissory Note of $500,000 to our sponsor. The Third Promissory Note carries no interest and is due on the earlier of (i) the date on which we consummate an initial business combination or (ii) the date that the winding up of the Company is effective. Our sponsor has waived rights to the Trust Account under the Promissory Note, the Second Promissory Note, and the Third Promissory Note. As of December 31, 2022 and 2021, there was $1,000,000 and $500,000, respectively, outstanding under the Second and Third Promissory Notes, respectively.

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

Director independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Altman, Hass and Hwang are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum, for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled approximately $70,000 6and $100,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021 we did not pay Withum any audit-related fees.

Tax Fees

During the years ended December 31, 2022 and 2021, we paid Withum tax fees of $4,160 and $4,000, respectively.

All Other Fees

We did not pay Withum for any other services for the years ended December 31, 2022 and 2021.

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

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Bridgetown Holdings Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Bridgetown Holdings Limited (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by October 20, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

March 30, 2023

PCAOB ID Number 100

BRIDGETOWN HOLDINGS LIMITED

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash	$23,399	$156,127
Prepaid expenses	664,583	556,667
Total current assets	687,982	712,794

Cash and marketable securities held in Trust Account	152,362,993	595,450,523
TOTAL ASSETS	$153,050,975	$596,163,317

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,706,987	$1,831,762
Advances from related party	2,218,398	917,418
Due to Related Party	400,000	400,000
Promissory notes- related party	1,300,000	800,000
Total current liabilities	5,625,385	3,949,180

Warrant liabilities	3,153,966	23,520,916
Deferred underwriting fee payable	17,849,805	17,849,805
TOTAL LIABILITIES	26,629,156	45,319,901

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 authorized, 15,093,034 and 59,499,351 shares at approximately $10.09 and $10.00 redemption value at December 31, 2022 and 2021, respectively	152,362,993	594,993,510

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,874,838 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,487	1,487
Accumulated deficit	(25,942,661)	(44,151,581)
TOTAL SHAREHOLDERS’ DEFICIT	(25,941,174)	(44,150,094)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$153,050,975	$596,163,317

The accompanying notes are an integral part of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Formation and operating costs	$1,701,017	$3,919,122
Loss from operations	(1,701,017)	(3,919,122)

Other income:
Change in fair value of warrant liabilities	20,366,950	92,635,679
Interest earned on cash and marketable securities held in Trust Account	4,550,111	330,450
Total other income	24,917,061	92,966,129

Net income	$23,216,044	$89,047,007

Basic and diluted weighted average shares outstanding of Class A ordinary shares	50,618,088	59,499,351
Basic and diluted net income per share, Class A ordinary shares	$0.35	$1.20

Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,874,838	14,874,838
Basic and diluted net income per share, Class B ordinary shares	$0.35	$1.20

The accompanying notes are an integral part of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	14,874,838	$1,487	$—	$(133,198,588)	$(133,197,101)

Net income	—	—	—	—	—	89,047,007	89,047,007

Balance — December 31, 2021	—	—	14,874,838	1,487	—	(44,151,581)	(44,150,094)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(5,007,124)	(5,007,124)

Net income	—	—	—	—	—	23,216,044	23,216,044

Balance — December 31, 2022	—	$—	14,874,838	$1,487	$—	$(25,942,661)	$(25,941,174)

The accompanying notes are an integral part of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

Statements of Cash Flows

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$23,216,044	$89,047,007
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(20,366,950)	(92,635,679)
Interest earned on cash and marketable securities held in Trust Account	(4,550,111)	(330,450)
Changes in operating assets and liabilities:
Prepaid expenses	(107,916)	(122,005)
Accrued expenses	(124,775)	1,782,156
Net cash used in operating activities	(1,933,708)	(2,258,971)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	447,637,641	—
Net cash provided by investing activities	447,637,641	—

Cash Flows from Financing Activities:
Advances from related party	1,800,980	914,901
Redemption of ordinary shares	(447,637,641)	—
Payments of offering costs	—	(300)
Net cash (used in) provided by financing activities	(445,836,661)	914,601

Net Change in Cash	(132,728)	(1,344,370)
Cash – Beginning of the year	156,127	1,500,497
Cash – Ending of the year	$23,399	$156,127

The accompanying notes are an integral part of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Bridgetown Holdings Limited (the “Company,” “our Company,” “we,” or “us”) was incorporated in the Cayman Islands on May 27, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

All activity through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the Company’s search for and identification of a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on October 20, 2020 and the partial exercise of the underwriters’ over-allotment on October 29, 2020, an amount of $594,993,510 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a Trust Account (the “Trust Account”), located in the United States and was initially invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on October 13, 2022 we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of our initial Business Combination or our liquidation, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq Capital Market requires that the Company’s Business Combination must be with one or more target businesses that have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing of a definitive agreement in connection with the Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

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

In connection with the vote to approve the Extension Amendment Proposal, the holders of 44,406,317 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.08 per share, for an aggregate redemption amount of $447,637,640.94, in connection with the Extension Amendment Proposal. In connection therewith, the Company converted the money market instruments in its Trust Account to cash.

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

The Sponsor and the Company’s officers and directors have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to the Founder Shares and any Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination by October 20, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre- Business Combination activity.

The Company will have until October 20, 2023, to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Going Concern Consideration

As of December 31, 2022, the Company had $23,399 in its operating bank accounts, $152,362,993 in cash held held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $4,937,403 .

The Company intends to complete a Business Combination by October 20, 2023. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), the Company has until October 20, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 20, 2023.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had $23,399 and $156,127 in cash held in its operating account, respectively, and did not have any cash equivalents.

Marketable Securities Held in Trust Account

At December 31, 2022, the trust balance was held entirely in cash. However, during the year the Company invested its trust balance in U.S. Treasury and equivalent securities. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$594,993,510
Less:
Proceeds allocated to Public Warrants	(19,833,117)
Class A ordinary shares issuance costs	(25,802,087)
Plus:
Accretion of carrying value to redemption value	45,635,204

Class A ordinary shares subject to possible redemption – December 31, 2021	594,993,510
Less:
Redemption of ordinary shares	(447,637,641)
Plus:
Accretion of carrying value to redemption value	5,007,124

Class A ordinary shares subject to possible redemption – December 31, 2022	$152,362,993

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $26,628,771, of which $26,024,707 were charged to shareholders’ deficit upon the completion of the Initial Public Offering and $604,064 were expensed to the statements of operations.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

The calculation of diluted income per Ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,480,947 Class A ordinary shares in the aggregate. For the respective periods ending December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary shares for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$17,943,186	$5,272,858	$71,237,605	$17,809,402
Denominator:
Basic and diluted weighted average shares outstanding	50,618,088	14,874,838	59,499,351	14,874,838
Basic and diluted net income per ordinary share	$0.35	$0.35	$1.20	$1.20

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

Recent Accounting Standards

In August 2020, ASU 2020-06 simplified accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of December 31, 2022.

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

Advances from Related Party

As of December 31, 2022 and 2021, the Sponsor paid for certain offering and other operating costs on behalf of the Company in connection with the Initial Public Offering amounting to $2,218,938 and $917,418, respectively. The advances are non-interest bearing and due on demand.

Due to Related Party

As of December 31, 2022 and 2021, a related party paid for costs on behalf of the Company amounting to $400,000. The advances are non-interest bearing and due on demand.

Promissory Note — Related Party

On July 9, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of December 31, 2022 and 2021, there was $300,000 outstanding, which is currently due on demand.

On December 15, 2021 an additional unsecured promissory note (the “Second Promissory Note”) of $500,000 was signed. The Second Promissory Note is due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date that the winding up of the Company is effective.

On February 8, 2022, the Company signed an unsecured promissory note to the Sponsor of $500,000 (the “Third Promissory Note”). The Third Promissory Note carries no interest and is due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date that the winding up of the Company is effective. The Sponsor has waived rights to the Trust Account under all notes. As of December 31, 2022 and 2021, there was $1,000,000 and $500,000, respectively, outstanding under the Second and Third Promissory Notes, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, there were no borrowings under the Working Capital Loans.

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

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect our share price and our search for a target company. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.30 per Unit, or $17,849,805 in the aggregate. A portion of such amount, not to exceed 25% of the total amount of the deferred underwriting commissions held in the Trust Account, may be re-allocated or paid to affiliated or unaffiliated third parties that assist the Company in consummating a Business Combination. The election to re-allocate or make any such payments to affiliated or unaffiliated third parties will be solely at the discretion of the Company’s management team, and such unaffiliated third parties will be selected by the management team in their sole and absolute discretion. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The Company may, in its sole discretion, pay up to an additional 1.25% in the aggregate of deferred underwriting commissions to one or more of the underwriters based on the underwriters’ performance during the Business Combination process. Additionally,  at the closing of the Business Combination, the Company (in its sole discretion) may pay a customary financial consulting fee to the Sponsor and/or affiliates of the Sponsor in the event such party or parties provide the Company with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that the Company believes are necessary in order to assess, negotiate and consummate the Business Combination.

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

Consulting Agreement

On April 12, 2021, the Company entered into a consulting agreement for advisory services for $10,000 per month. For December 31, 2022 and 2021, the Company paid $120,000 and $80,000 for these services, respectively.

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 15,093,034 and 59,499,351, respectively, Class A ordinary shares subject to possible redemption which are presented as temporary equity. In connection with the 2022 Shareholders’ Meeting and the Extension Amendment, shareholders holding 44,406,317 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $447,637,640.94, or approximately $10.08 per share to redeeming shareholders in the Extension Redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 14,874,838 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial Business Combination.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable as described above so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. As of December 31, 2022, all assets in the Trust Account were held in cash.

NOTE 8 — FAIR VALUE MEASUREMENTS

At December 31, 2022, all assets in the trust account were held in cash. At December 31, 2021, assets held in the Trust Account were comprised of $828 in cash and $595,449,695 in U.S. Treasury securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2021	U.S. Treasury Securities (Mature on 8/10/2021)	1	$595,449,695	$7,441	$595,457,136

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2022	December 31, 2021
Liabilities:
Warrant Liabilities – Public Warrants	1	$2,379,974	$17,651,474
Warrant Liabilities – Private Placement Warrants	3	$773,992	$5,869,442

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The measurement of the Public Warrants as of December 31, 2022 and 2021 is classified as Level 1 due to the use of an observable market quote in an active market.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO FINANCIAL STATEMENTS

The fair value of the Private Placement Warrants was estimated at December 31, 2022 and 2021 to be $0.12 and $0.91, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	December 31, 2022	December 31, 2021
Risk-free interest rate	3.98%	1.33%
Time to expiration, in Years	5.75	5.75
Expected volatility	8.5%	13.2%
Exercise price	$11.50	$11.50
Stock Price	$9.91	$9.82

The following table presents the changes in the fair value of Private Placement Warrant liability:

Private Placement
Fair value as of December 31, 2021	$5,869,442
Change in valuation inputs or other assumptions	(5,095,450)
Fair value as of December 31, 2022	$773,992

There were no transfers in or out of Level 3 during the year ended December 31, 2022.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 15, 2020, by and among the Company, UBS Securities LLC and BTIG, LLC. (4)
3.1	Memorandum and Articles of Association. (1)
3.2	Amended and Restated Memorandum and Articles of Association. (4)
3.3	Amendment No. 1 to the Amended and Restated Memorandum and Articles of Association, dated October 13, 2022.*
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (5)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated October 15, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (4)
4.5	Description of Registered Securities. (6)
10.1	Promissory Note, dated as of July 9, 2020 issued to Bridgetown LLC. (1)
10.2	Letter Agreement, dated October 15, 2020, among the Registrant, its officers and directors and Bridgetown LLC. (4)
10.3	Investment Management Trust Agreement, dated October 15, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (4)
10.4	Registration Rights Agreement, dated October 15, 2020, between the Registrant and certain security holders. (4)
10.5	Securities Subscription Agreement, dated July 9, 2020, between the Registrant and Bridgetown LLC. (1)
10.6	Private Placement Warrants Purchase Agreement, dated October 15, 2020, between the Registrant and Bridgetown LLC. (4)
10.7	Form of Indemnity Agreement. (5)
10.8	Promissory Note, dated December 15, 2021, issued to Bridgetown LLC (8)
10.9	Promissory Note, dated February 8, 2022, issued to Bridgetown LLC (8)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-249000), filed with the SEC on September 23, 2020.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-249000), filed with the SEC on September 30, 2020.

(3)	Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on October 14, 2020.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 20, 2020.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A (File No. 333-249000), filed with the SEC on September 30, 2020.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 25, 2021.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 28, 2022.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 12, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2023	Bridgetown Holdings Limited

	By:	/s/ Daniel Wong
	Name:	Daniel Wong
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Wong	Chief Executive Officer, Chief Financial Officer and Director	March 30, 2023
Daniel Wong	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Matt Danzeisen	Chairman of the Board of Directors	March 30, 2023
Matt Danzeisen

/s/ Samuel Altman	Director	March 30, 2023
Samuel Altman

/s/ John R. Hass	Director	March 30, 2023
John R. Hass

/s/ In Joon Hwang	Director	March 30, 2023
In Joon Hwang