Form 10-Q
period 2023-03-31
Bridgetown Holdings Ltd
filed 2023-05-10
CIK 1815086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

N/A

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

As of May 10, 2023, there were 15,093,034 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 14,874,838 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” and together with the Class A ordinary shares, the “ordinary shares”), of the registrant issued and outstanding.

BRIDGETOWN HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$251,367	$23,399
Prepaid expenses	517,708	664,583
Total Current Assets	769,075	687,982

Marketable securities held in Trust Account	153,529,696	152,362,993
TOTAL ASSETS	$154,298,771	$153,050,975

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$3,892,496	$1,706,987
Advances from related party	2,668,398	2,218,398
Due to related party	400,000	400,000
Promissory Notes- related party	1,300,000	1,300,000
Total Current Liabilities	8,260,894	5,625,385

Warrant liabilities	4,532,618	3,153,966
Deferred underwriting fee payable	17,849,805	17,849,805
TOTAL LIABILITIES	30,643,317	26,629,156

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 200,000,000 authorized, 15,093,034 shares at approximately $10.17 and $10.09 redemption value at March 31, 2023 and December 31, 2022, respectively	153,529,696	152,362,993

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,874,838 shares issued and outstanding at March 31, 2023 and December 31, 2022	1,487	1,487
Accumulated deficit	(29,875,729)	(25,942,661)
TOTAL SHAREHOLDERS’ DEFICIT	(29,874,242)	(25,941,174)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$154,298,771	153,050,975

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Formation and operating costs	$2,554,416	$351,203
Loss from operations	(2,554,416)	(351,203)

Other (expense) income:
Change in fair value of warrant liabilities	(1,378,652)	9,065,237
Interest earned on marketable securities held in Trust Account	1,166,703	66,267
Total other (expense) income, net	(211,949)	9,131,504

Net (loss) income	$(2,766,365)	$8,780,301

Basic and diluted weighted average shares outstanding of Class A ordinary shares	15,093,034	59,499,351
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.09)	$0.12
Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,874,838	14,874,838
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.09)	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance — January 1, 2023	—	$—	14,874,838	$1,487	$(25,942,661)	$(25,941,174)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(1,166,703)	(1,166,703)

Net loss	—	—	—	—	(2,766,365)	(2,766,365)

Balance — March 31, 2023	—	$—	14,874,838	$1,487	$(29,875,729)	$(29,874,242)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance — January 1, 2022	—	$—	14,874,838	$1,487	$(44,151,581)	$(44,150,094)

Net income	—	—	—	—	8,780,301	8,780,301

Balance — March 31, 2022	—	$—	14,874,838	$1,487	$(35,371,280)	$(35,369,793)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,766,365)	$8,780,301
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	1,378,652	(9,065,237)
Interest earned on marketable securities held in Trust Account	(1,166,703)	(66,267)
Changes in operating assets and liabilities:
Prepaid expenses	146,875	100,418
Accrued expenses	2,185,509	46,210
Net cash used in operating activities	(222,032)	(204,575)

Cash Flows from Financing Activities:
Advances from related party	450,000	500,000
Net cash provided by financing activities	450,000	500,000

Net Change in Cash	227,968	295,425
Cash – Beginning	23,399	156,127
Cash – Ending	$251,367	$451,552

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. While the Company may pursue a Business Combination target in any business or industry, the Company has focused the search on a target with operations or prospective operations in the technology, financial services, or media sectors in Southeast Asia. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

All activity through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the Company’s search for and identification of a target for consummating a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Registration Statement on Form S-1 initially filed with the U.S. Securities and Exchange Commission (“SEC”) on September 23, 2020 (File No. 333-249000), as amended (the “Registration Statement”) for the Initial Public Offering was declared effective on October 15, 2020. On October 20, 2020, the Company consummated the Initial Public Offering of 55,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares” and the warrants included in the Units sold, the “Public Warrants”) at $10.00 per Unit, generating gross proceeds of $550,000,000 (as discussed in Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”, and together with the Public Warrants, the “warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Bridgetown LLC (the “Sponsor”), generating gross proceeds of $9,000,000 (as discussed in Note 4).

On October 29, 2020, in connection with the partial exercise of the underwriters’ over-allotment option, the Company consummated the sale of an additional 4,499,351 Units, at $10.00 per Unit, and the sale of an additional 449,936 Private Placement Warrants, at $1.50 per Private Placement Warrant, generating total gross proceeds of $45,668,412.

Transaction costs amounted to $26,628,771, consisting of $8,174,902 of underwriting fees, net of $2,724,968 reimbursed from the underwriters (as discussed in Note 5), $17,849,805 of deferred underwriting fees and $604,064 of other offering costs.

Following the closing of the Initial Public Offering on October 20, 2020 and the partial exercise of the underwriters’ over-allotment on October 29, 2020, an amount of $594,993,510 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement (as defined in Note 4) was placed in a Trust Account (the “Trust Account”), located in the United States and was initially invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on October 13, 2022 the Company instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of the initial Business Combination or the Company’s liquidation, as described below.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, only if it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association of the Company currently in effect (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote any Founder Shares (as defined in Note 4) and Public Shares held by it in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

On October 13, 2022, the Company held an extraordinary general meeting in lieu of the 2022 annual general meeting of shareholders (the “2022 Shareholders Meeting”). At the 2022 Shareholders Meeting, the Company’s shareholders approved a proposal to extend the date by which the Company must consummate the Business Combination from October 20, 2022 (which was 24 months from the closing of the Initial Public Offering) to October 20, 2023 (or such earlier date as determined by the Company’s board of directors (the “Board of Directors”)) (the “Extension Amendment Proposal”) by amending the Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”). The Extension Amendment Proposal was approved by the Company’s shareholders. Under Cayman Islands law, the Charter Amendment took effect upon approval of the Extension Amendment Proposal.

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The Company may waive this restriction in its sole discretion.

The Sponsor and the Company’s officers and directors have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to the Founder Shares and any Public Shares held by them in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination by October 20, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre- Business Combination activity.

Following the approval of the Extension Amendment Proposal, the Company has until October 20, 2023 (or such earlier date as determined by the Board of Directors), to complete its Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters in the Initial Public Offering have agreed to waive their rights to their deferred underwriting commission (as discussed in Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Liquidity and Going Concern Consideration

As of March 31, 2023, the Company had $251,367 in its operating bank accounts, $153,529,696 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $7,491,819.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), the Company has until October 20, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 20, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires the Company’s management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had $251,367 and $23,399 in cash held in its operating account, respectively, and did not have any cash equivalents.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, the trust balance was held entirely in cash. However, during the year ended December 31, 2022, the Company invested its trust balance in U.S. Treasury and equivalent securities. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with FASB Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

The Company’s warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies its warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the accompanying unaudited condensed statements of operations.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the accompanying unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$594,993,510
Less:
Proceeds allocated to Public Warrants	(19,833,117)
Class A ordinary shares issuance costs	(25,802,087)
Plus:
Accretion of carrying value to redemption value	50,642,328
Less:
Redemption of ordinary shares	(447,637,641)
Class A ordinary shares subject to possible redemption – December 31, 2022	152,362,993

Plus:
Accretion of carrying value to redemption value	1,166,703
Class A ordinary shares subject to possible redemption – March 31, 2023	$153,529,696

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the accompanying unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $26,628,771, of which $26,024,707 was charged to shareholders’ deficit upon the completion of the Initial Public Offering and $604,064 was expensed to the statements of operations.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. At March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary share outstanding for the period. Accretion associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,480,947 Class A ordinary shares in the aggregate. For the respective periods ended March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary shares for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(1,393,253)	$(1,373,112)	$7,024,241	$1,756,060
Denominator:
Basic and diluted weighted average shares outstanding	15,093,034	14,874,838	59,499,351	14,874,838
Basic and diluted net (loss) income per ordinary share	$(0.09)	$(0.09)	$0.12	$0.12

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature, except for the warrant liabilities (as discussed in Note 8).

Fair Value Measurements

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	“Level 1”, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	“Level 2”, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	“Level 3”, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying unaudited condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024, and should be applied on a full or modified retrospective basis. The Company is currently assessing the impact, if any, that ASU 2020-06 has on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of March 31, 2023.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 59,499,351 Units, at a purchase price of $10.00 per Unit, inclusive of 4,499,351 Units sold to the underwriters on October 29, 2020, upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one Public Share and one-third of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (as discussed in Note 7).

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

The Founder Shares included an aggregate of up to 2,062,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option on October 29, 2020, and the forfeiture of the remaining over-allotment option, a total of 1,124,838 Founder Shares are no longer subject to forfeiture and 937,662 Founder Shares were forfeited, resulting in an aggregate of 14,874,838 Founder Shares issued and outstanding.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any Founder Shares until the earlier to occur of (i) one year after the completion of the Company’s Business Combination or (ii) subsequent to a Business Combination, (x) if the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s Business Combination or (y) the date following the completion of a Business Combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 6,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $9,000,000. On October 29, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 449,936 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $674,902 (together with the sale of Private Placement Warrants to the Sponsor, the “Private Placement”). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (as discussed in Note 7). A portion of the proceeds from the Private Placement were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Advances from Related Party

As of March 31, 2023 and December 31, 2022, the Sponsor paid for certain offering and other operating costs on behalf of the Company in connection with the Initial Public Offering amounting to $2,668,398 and $2,218,938, respectively. The advances are non-interest bearing and due on demand.

Due to Related Party

As of March 31, 2023 and December 31, 2022, a related party paid for costs on behalf of the Company amounting to $400,000. The advances are non-interest bearing and due on demand.

Promissory Notes — Related Party

On July 9, 2020, the Company issued an unsecured promissory note (the “First Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The First Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, there was $300,000 outstanding under the First Promissory Note, which is currently due on demand.

On December 15, 2021 an additional unsecured promissory note (the “Second Promissory Note”) of $500,000 was signed. The Second Promissory Note is due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date that the winding up of the Company is effective. As of March 31, 2023 and December 31, 2022, there was $500,000 and $500,000, respectively, outstanding under the Second Promissory Note.

On February 8, 2022, the Company signed an unsecured promissory note to the Sponsor of $500,000 (the “Third Promissory Note”, together with the First Promissory Note and the Second Promissory Note, the Promissory Notes). The Third Promissory Note carries no interest and is due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date that the winding up of the Company is effective. The Sponsor has waived rights to the Trust Account under all of the Promissory Notes. As of March 31, 2023 and December 31, 2022, there was $500,000 and $500,000, respectively, outstanding under the Third Promissory Note.

As of March 31, 2023 and December 31, 2022, there was $1,300,000 and $1,300,000, respectively, outstanding under the Promissory Notes, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, its results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying unaudited condensed financial statements. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect share price and the search for a target company. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of the accompanying unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the accompanying unaudited condensed financial statements .

Registration Rights

Pursuant to a registration and shareholders rights agreement entered into on October 15, 2020, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of any Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of any Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement that was executed in connection with the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

In addition, FWD Life Insurance Public Company Limited and FWD Life Insurance Company Limited (together, the “FWD Parties”), affiliates of the Sponsor, purchased an aggregate of $50,000,000 of the Units in the Initial Public Offering. Upon such purchase, as affiliates of the Sponsor, the FWD Parties became affiliates (as defined in the Securities Act) of the Company following the Initial Public Offering and the securities the FWD Parties acquired are control securities under Rule 144 and may not be resold unless pursuant to an effective registration statement or exemption from registration under the Securities Act.

Underwriting Agreement

The underwriters of the Initial Public Offering are entitled to a deferred fee of $0.30 per Unit, or $17,849,805 in the aggregate. A portion of such amount, not to exceed 25% of the total amount of the deferred underwriting commissions held in the Trust Account, may be re-allocated or paid to affiliated or unaffiliated third parties that assist the Company in consummating a Business Combination. The election to re-allocate or make any such payments to affiliated or unaffiliated third parties will be solely at the discretion of the Company’s management team, and such unaffiliated third parties will be selected by the management team in their sole and absolute discretion. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The Company may, in its sole discretion, pay up to an additional 1.25% in the aggregate of deferred underwriting commissions to one or more of the underwriters based on the underwriters’ performance during the Business Combination process. Additionally, at the closing of the Business Combination, the Company (in its sole discretion) may pay a customary financial consulting fee to the Sponsor and/or affiliates of the Sponsor in the event such party or parties provide the Company with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that the Company believes are necessary in order to assess, negotiate and consummate the Business Combination.

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

The FWD Parties, affiliates of the Sponsor, purchased an aggregate of $50,000,000 of the Units in the Initial Public Offering. The underwriters did not receive any upfront cash underwriting commissions on such Units.

Consulting Agreement

On April 12, 2021, the Company entered into a consulting agreement for advisory services for $10,000 per month. For each of the three months ended March 31, 2023 and 2022, the Company incurred and paid $30,000 for these services.

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 15,093,034 Class A ordinary shares subject to possible redemption which are presented as temporary equity. In connection with the 2022 Shareholders Meeting and the Extension Amendment Proposal, shareholders holding 44,406,317 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. The Company paid cash in the aggregate amount of $447,637,640.94, or approximately $10.08 per share to such redeeming shareholders.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 14,874,838 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s Business Combination.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Unless otherwise provided in a Business Combination, the Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all ordinary shares issued and outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of any loans made to the Company).

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

Once the warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends to the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Board of Directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

At March 31, 2023 and December 31, 2022, all assets in the trust account were held in cash.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2023	December 31, 2022
Liabilities:
Warrant Liabilities – Public Warrants	1	$3,371,630	$2,379,974
Warrant Liabilities – Private Placement Warrants	3	$1,160,988	$773,992

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying unaudited condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the accompanying unaudited condensed statements of operations.

The measurement of the Public Warrants at March 31, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

The fair value of the Private Placement Warrants was estimated at March 31, 2023 and December 31, 2022 to be $0.18 and $0.12, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	March 31, 2023	December 31, 2022
Risk-free interest rate	3.59%	3.98%
Time to expiration, in Years	5.50	5.75
Expected volatility	18.3%	8.5%
Exercise price	$11.50	$11.50
Share Price	$10.08	$9.91

The following table presents the changes in the fair value of Private Placement Warrant liability:

Private Placement
Fair value as of December 31, 2022	$773,992
Change in valuation inputs or other assumptions	386,996
Fair value as of March 31, 2023	$1,160,988

Private Placement
Fair value as of December 31, 2021	$5,869,442
Change in valuation inputs or other assumptions	(2,321,977)
Fair value as of March 31, 2022	$3,547,465

There were no transfers in or out of Level 3 during the three months ended March 31, 2023 and 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (this “Report”) including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

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

Extension Amendment and Redemption

On October 13, 2022, we held the 2022 Shareholders Meeting and approved, among other things, the Extension Amendment Proposal, which extended the date by which we must consummate a business combination from October 20, 2022 (which was 24 months from the closing of the Initial Public Offering) to October 20, 2023 (or such earlier date as determined by the Board of Directors). In connection with the approval of the Extension Amendment Proposal, shareholders holding 44,406,317 Public Shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $447,637,640.94, or approximately $10.08 per share to such redeeming shareholders.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, to search for and identify a target company for consummating a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had a net loss of $2,766,365, which consisted of change in fair value of warrant liabilities of $1,378,652 and formation and operating cost of $2,554,416, offset by the interest earned on marketable securities held in the Trust Account of $1,166,703.

For the three months ended March 31, 2022, we had a net income of $8,780,301, which consisted of change in fair value of warrant liability of $9,065,237 and interest earned on marketable securities held in the Trust Account of $66,267, offset by the formation and operating costs of $351,203.

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

On October 29, 2020, we issued an additional 4,499,351 Units for total gross proceeds of $44,993,510 in connection with the underwriters’ partial exercise of their over-allotment option. Simultaneously with the partial closing of the over-allotment option, we also consummated the sale of an additional 449,936 Private Placement Warrants at $1.50 per Private Placement Warrant, generating total proceeds of $674,902.

Following the Initial Public Offering, the partial exercise of their over-allotment option and the Private Placement, a total of $594,993,510 was placed in the Trust Account. We incurred $26,628,771 in transaction costs, including $8,174,902 of underwriting fees net of $2,724,968 reimbursed from the underwriters of the Initial Public Offering, $17,849,805 of deferred underwriting fees and $604,064 of other offering costs.

For the three months ended March 31, 2023, cash used in operating activities was $222,032. Net loss of $2,766,365 was affected by change in fair value of warrant liabilities of $1,378,652, and interest earned on marketable securities held in the Trust Account of $1,166,703. Changes in operating assets and liabilities provided $2,332,384 of cash from operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $204,575. Net income of $8,780,301 was affected by change in fair value of warrant liability of $9,065,237, and interest earned on marketable securities held in the Trust Account of $66,267. Changes in operating assets and liabilities provided $146,628 of cash from operating activities.

As of March 31, 2023, we had cash held in the Trust Account of $153,529,696. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $251,367. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

On October 13, 2022, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete a business combination, we may repay such Working Capital Loans out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

On July 9, 2020, we issued the First Promissory Note to the Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000. The First Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of March 31, 2023 and December 31, 2022, there was $300,000 outstanding under the First Promissory Note, which is currently due on demand.

On December 15, 2021, the Second Promissory Note was signed. The Second Promissory Note is due on the earlier of (i) the date on which we consummate a Business Combination or (ii) the date that our winding up is effective. As of March 31, 2023 and December 31, 2022, there was $500,000 and $500,000, respectively, outstanding under the Second Promissory Note.

On February 8, 2022, we signed the Third Promissory Note. The Third Promissory Note carries no interest and is due on the earlier of (i) the date on we consummate a Business Combination or (ii) the date that our winding is effective. The Sponsor has waived rights to the Trust Account under all of the Promissory Notes. As of March 31, 2023 and December 31, 2022, there was $500,000 and $500,000, respectively, outstanding under the Third Promissory Note.

As of March 31, 2023 and December 31, 2022, there was $1,300,000 and $1,300,000, respectively, outstanding under the Promissory Notes, respectively.

Going Concern

We intend to complete a Business Combination by the end of the Combination Period. However, in the absence of a completed Business Combination, we may require additional capital. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, we have until October 20, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, we will be required to liquidate and subsequently dissolve. Our management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the end of the Combination Period.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters of the Initial Public Offering are entitled to a deferred fee of $0.30 per Unit, or $17,849,805. A portion of such amount, not to exceed 25% of the total amount of the deferred underwriting commissions held in the Trust Account, may be re-allocated or paid to affiliated or unaffiliated third parties that assist in consummating a Business Combination. The election to re-allocate or make any such payments to affiliated or unaffiliated third parties will be solely at the discretion of our management team, and such unaffiliated third parties will be selected by the management team in their sole and absolute discretion. The deferred fee will become payable to the underwriters of the Initial Public Offering from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. We may, in our sole discretion, pay up to an additional 1.25% in the aggregate of deferred underwriting commissions to one or more of the underwriters based on the underwriters’ performance during the Business Combination process.

Critical Accounting Policies

The preparation of the unaudited condensed financial statements and related disclosures contained in “Item 1. Financial Statements” in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net (Loss) Income per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary share outstanding for the period. Accretion associated with the redeemable Class A ordinary shares are excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024, and should be applied on a full or modified retrospective basis. We are currently assessing the impact, if any, that ASU 2020-06 has on our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Reports on Forms 10-K and 10-K/A for the fiscal years ended December 31, 2020, December 31, 2021 and December 31, 2022, as filed with the SEC on December 21, 2021, March 28, 2022 and March 30, 2023, respectively, (iii) Quarterly Reports on Forms 10-Q and Form 10-Q/A for the quarterly periods ended September 30, 2021, March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on December 21, 2021, May 12, 2022, August 12, 2022 and November 9, 2022, respectively, and (iv) Proxy Statement of Schedule 14A, as filed with the SEC on September 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate a Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on October 13, 2022, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of the consummation of our Business Combination or our liquidation. As a result, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our Public Stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account had, since our Initial Public Offering, been held in U.S. government treasury with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However on October 13, 2022, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account until the earlier of the consummation of our Business Combination or liquidation. Following such liquidation, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments; however, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. Consequently, the transfer of the funds in the Trust Account to an interest- bearing demand deposit could reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the SEC on June 24, 2021. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the Registration Statement. The specific investments in our trust account may change from time to time.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

BRIDGETOWN HOLDINGS LIMITED

Date: May 10, 2023		/s/ Daniel Wong
	Name:	Daniel Wong
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)