Form 10-Q
period 2023-06-30
Bridgetown Holdings Ltd
filed 2023-08-11
CIK 1815086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 11, 2023, there were 15,093,034 Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and 14,874,838 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares” and together with the Class A ordinary shares, the “ordinary shares”), of the registrant issued and outstanding.

BRIDGETOWN HOLDINGS LIMITED

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BRIDGETOWN HOLDINGS LIMITED

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$146,148	$23,399
Prepaid expenses	305,833	664,583
Total Current Assets	451,981	687,982

Cash held in Trust Account	154,927,287	152,362,993
TOTAL ASSETS	$155,379,268	$153,050,975

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$6,199,843	$1,706,987
Advances from related party	2,818,398	2,218,398
Due to related party	400,000	400,000
Promissory Notes- related party	1,300,000	1,300,000
Total Current Liabilities	10,718,241	5,625,385

Warrant liabilities	6,764,261	3,153,966
Deferred underwriting fee payable	17,849,805	17,849,805
TOTAL LIABILITIES	35,332,307	26,629,156

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 200,000,000 authorized, 15,093,034 shares at approximately $10.26 and $10.09 redemption value at June 30, 2023 and December 31, 2022, respectively	154,927,287	152,362,993

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 14,874,838 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,487	1,487
Accumulated deficit	(34,881,813)	(25,942,661)
TOTAL SHAREHOLDERS’ DEFICIT	(34,880,326)	(25,941,174)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$155,379,268	153,050,975

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Formation and operating costs	$2,774,441	$467,046	$5,328,857	$818,249
Loss from operations	(2,774,441)	(467,046)	(5,328,857)	(818,249)

Other (expense) income:
Change in fair value of warrant liabilities	(2,231,643)	8,018,748	(3,610,295)	17,083,985
Interest earned on marketable securities held in Trust Account	1,397,591	915,418	2,564,294	981,685
Other (expense) income, net	(834,052)	8,934,166	(1,046,001)	18,065,670

Net (loss) income	$(3,608,493)	$8,467,120	$(6,374,858)	$17,247,421

Basic and diluted weighted average shares outstanding of Class A ordinary shares	15,093,034	59,499,351	15,093,034	59,499,351
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.12)	$0.11	$(0.21)	$0.23
Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,874,838	14,874,838	14,874,838	14,874,838
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.12)	$0.11	$(0.21)	$0.23

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance — January 1, 2023	—	$—	14,874,838	$1,487	$(25,942,661)	$(25,941,174)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(1,166,703)	(1,166,703)

Net loss	—	—	—	—	(2,766,365)	(2,766,365)

Balance — March 31, 2023	—	—	14,874,838	1,487	(29,875,729)	(29,874,242)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(1,397,591)	(1,397,591)

Net loss	—	—	—	—	(3,608,493)	(3,608,493)

Balance — June 30, 2023	—	$—	14,874,838	$1,487	$(34,881,813)	$(34,880,326)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance — January 1, 2022	—	$—	14,874,838	$1,487	$(44,151,581)	$(44,150,094)

Net income	—	—	—	—	8,780,301	8,780,301

Balance — March 31, 2022	—	—	14,874,838	1,487	(35,371,280)	(35,369,793)

Accretion for Class A ordinary shares to redemption amount					(1,438,697)	(1,438,697)

Net income	—	—	—	—	8,467,120	8,467,120

Balance — June 30, 2022	—	$—	14,874,838	$1,487	$(28,342,857)	$(28,341,370)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(6,374,858)	$17,247,421
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	3,610,295	(17,083,985)
Interest earned on marketable securities held in Trust Account	(2,564,294)	(981,685)
Changes in operating assets and liabilities:
Prepaid expenses	358,750	290,168
Accrued expenses	4,492,856	208,394
Net cash used in operating activities	(477,251)	(319,687)

Cash Flows from Financing Activities:
Advances from related party	600,000	500,000
Net cash provided by financing activities	600,000	500,000

Net Change in Cash	122,749	180,313
Cash – Beginning of period	23,399	156,127
Cash – Ending of period	$146,148	$336,440

The accompanying notes are an integral part of these unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

All activity through June 30, 2023 relates to the Company’s formation and the initial public offering that was consummated by the Company on October 20, 2020 (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, the Company’s search for and identification of a target for consummating a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $26,628,771, consisting of $8,174,902 of underwriting fees, net of $2,724,968 reimbursed from the underwriters (as discussed in Note 5), $17,849,805 of deferred underwriting fees (as discussed in Note 5) and $604,064 of other offering costs.

Following the closing of the Initial Public Offering on October 20, 2020 and the partial exercise of the underwriters’ over-allotment on October 29, 2020, an amount of $594,993,510 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement (as defined in Note 4) was placed in a Trust Account (the “Trust Account”), located in the United States and was initially invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on October 13, 2022 the Company instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of the initial Business Combination or the Company’s liquidation, as described below under “Extension of the Combination Period”.

The Company’s executive officers and directors (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq Capital Market requires that the Company’s Business Combination must be with one or more target businesses that have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing of a definitive agreement in connection with the Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and net of taxes payable), divided by the number of then issued and outstanding Public Shares. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the warrants.

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

Extension of the Combination Period

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The Sponsor and Management have agreed to waive: (i) their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to the Founder Shares and any Public Shares held by them in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination by October 20, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre- Business Combination activity.

Following the approval of the Extension Amendment Proposal, the Company has until October 20, 2023 (or such earlier date as determined by the Board of Directors), to complete its Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Liquidity and Going Concern Consideration

As of June 30, 2023, the Company had $146,148 in its operating bank accounts, $154,927,287 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $10,266,260.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), the Company has until October 20, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after October 20, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 30, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had $146,148 and $23,399 in cash held in its operating account, respectively, and did not have any cash equivalents.

Cash Held in Trust Account

At June 30, 2023 and December 31, 2022, the trust balance was held entirely in cash. However, during the year ended December 31, 2022, the Company invested its trust balance in the U.S. Department of the Treasury (the “Treasury Department”) and equivalent securities. The Company classifies its Treasury Department and equivalent securities as held-to-maturity in accordance with FASB Accounting Standards Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At June 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the accompanying unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$594,993,510
Less:
Proceeds allocated to Public Warrants	(19,833,117)
Class A ordinary shares issuance costs	(25,802,087)
Plus:
Accretion of carrying value to redemption value	50,642,328
Less:
Redemption of ordinary shares	(447,637,641)
Class A ordinary shares subject to possible redemption – December 31, 2022	152,362,993

Plus:
Accretion of carrying value to redemption value	2,564,294
Class A ordinary shares subject to possible redemption – June 30, 2023	$154,927,287

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

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. At June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The calculation of diluted (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,480,947 Class A ordinary shares in the aggregate. For the respective periods ended June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary shares for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income, as adjusted	$(1,817,383)	$(1,791,110)	$6,773,696	$1,693,424	$(3,210,637)	$(3,164,221)	$13,797,937	$3,449,484
Denominator:
Basic and diluted weighted average shares outstanding	15,093,034	14,874,838	59,499,351	14,874,838	15,093,034	14,874,838	59,499,351	14,874,838
Basic and diluted net (loss) income per ordinary share	$(0.12)	$(0.12)	$0.11	$0.11	$(0.21)	$(0.21)	$0.23	$0.23

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature, except for the warrant liabilities (as discussed in Note 8).

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020-06, “Debt — Debt with Conversion and Other Options” (Subtopic 470-20) and “Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024, and should be applied on a full or modified retrospective basis. The Company is currently assessing the impact, if any, that ASU 2020-06 has on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of June 30, 2023.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Advances from Related Party

As of June 30, 2023 and December 31, 2022, the Sponsor paid for certain offering and other operating costs on behalf of the Company in connection with the Initial Public Offering amounting to $2,818,398 and $2,218,938, respectively. The advances are non-interest bearing and due on demand.

Due to Related Party

As of June 30, 2023 and December 31, 2022, a related party paid for costs on behalf of the Company amounting to $400,000. The advances are non-interest bearing and due on demand.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Promissory Notes — Related Party

On July 9, 2020, the Company issued an unsecured promissory note to the Sponsor (the “First Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The First Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of June 30, 2023 and December 31, 2022, there was $300,000 outstanding under the First Promissory Note, which is currently due on demand.

On December 15, 2021 an additional unsecured promissory note to the Sponsor (the “Second Promissory Note”) of $500,000 was signed. The Second Promissory Note is due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date that the winding up of the Company is effective. As of June 30, 2023 and December 31, 2022, there was $500,000 and $500,000, respectively, outstanding under the Second Promissory Note.

On February 8, 2022, the Company signed an unsecured promissory note to the Sponsor of $500,000 (the “Third Promissory Note”, together with the First Promissory Note and the Second Promissory Note, the “Promissory Notes”). The Third Promissory Note carries no interest and is due on the earlier of (i) the date on which the Company consummates a Business Combination or (ii) the date that the winding up of the Company is effective. The Sponsor has waived rights to the Trust Account under all of the Promissory Notes. As of June 30, 2023 and December 31, 2022, there was $500,000 and $500,000, respectively, outstanding under the Third Promissory Note.

As of June 30, 2023 and December 31, 2022, there was $1,300,000 and $1,300,000, respectively, outstanding under the Promissory Notes.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital Loans.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect share price and the search for a target company. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of the accompanying unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the accompanying unaudited condensed financial statements.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Underwriting Agreement

Pursuant to the underwriting agreement, dated October 15, 2020, by and among the Company, UBS Securities LLC and BTIG, LLC (together, the “Representatives” and the agreement, the “Underwriting Agreement”), the underwriters of the Initial Public Offering are entitled to a deferred fee of $0.30 per Unit, or $17,849,805 in the aggregate. A portion of such amount, not to exceed 25% of the total amount of the deferred underwriting commissions held in the Trust Account, may be re-allocated or paid to affiliated or unaffiliated third parties that assist the Company in consummating a Business Combination. The election to re-allocate or make any such payments to affiliated or unaffiliated third parties will be solely at the discretion of the Management, and such unaffiliated third parties will be selected by Management in their sole and absolute discretion. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the Underwriting Agreement. The Company may, in its sole discretion, pay up to an additional 1.25% in the aggregate of deferred underwriting commissions to one or more of the underwriters based on the underwriters’ performance during the Business Combination process. Additionally, at the closing of the Business Combination, the Company (in its sole discretion) may pay a customary financial consulting fee to the Sponsor and/or affiliates of the Sponsor in the event such party or parties provide the Company with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that the Company believes are necessary in order to assess, negotiate and consummate the Business Combination.

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

On June 29, 2023, each of the Representatives notified us that it would not act in any capacity in connection with the MoneyHero Business Combination and agreed to waive any entitlement to the deferred underwriting compensation with respect to the MoneyHero Business Combination to be paid pursuant to the Underwriting Agreement. The deferred fees pursuant to the Underwriting Agreement were earned in full upon completion of the Initial Public Offering, however, payment was conditioned upon the closing of the MoneyHero Business Combination. Each of the Representatives provided a waiver to receive such fees from us. We accepted each waiver as neither of the Representatives has participated in any aspect of the MoneyHero Business Combination.

Consulting Agreement

On April 12, 2021, the Company entered into a consulting agreement for advisory services for $10,000 per month. For each of the three and six months ended June 30, 2023 and 2022, the Company incurred and paid $30,000 and $60,000 for these services, respectively.

MoneyHero Business Combination Agreement

On May 25, 2023, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “MoneyHero Business Combination Agreement”), by and among the Company, MoneyHero Limited, a Cayman Islands exempted company limited by shares (“PubCo”), Gemini Merger Sub 1 Limited, a Cayman Islands exempted company limited by shares and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1”), Gemini Merger Sub 2 Limited, a Cayman Islands exempted company limited by shares and a direct wholly-owned subsidiary of PubCo (“Merger Sub 2”) and CompareAsia Group Capital Limited, a Cayman Islands exempted company limited by shares (“CGCL”, collectively with PubCo, Merger Sub 1 and Merger Sub 2, the “MoneyHero Group”).

The MoneyHero Business Combination Agreement and the MoneyHero Business Combination (as defined below) have been approved by the Board of Directors, upon the recommendation of the special committee established by the Board of Directors (the “Bridgetown Special Committee”). The Company formed the Bridgetown Special Committee, consisting of all of the members of the Board of Directors other than Daniel Wong, to evaluate and make recommendations to the full Board of Directors with respect to the MoneyHero Business Combination with CGCL. Mr. Wong is not a member of the Bridgetown Special Committee, was not permitted to attend any sessions of the Bridgetown Special Committee, and has recused himself from discussions of the Board of Directors about the MoneyHero Business Combination and voting on matters related to the MoneyHero Business Combination. Houlihan Capital, LLC, the independent financial advisor to the Bridgetown Special Committee, delivered a fairness opinion in which Houlihan Capital LLC opined that the MoneyHero Business Combination, based on and subject to the assumptions made, procedures followed, matters considered and limitations and qualifications set forth in such opinion, is fair to the unaffiliated shareholders of the Company, from a financial point of view.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The Business Combination

The MoneyHero Business Combination Agreement provides for, among other things, the following transactions: (i) the Company will merge with and into Merger Sub 1, with Merger Sub 1 being the surviving entity and remaining a wholly-owned subsidiary of PubCo (the “Initial Merger”); and (ii) following the Initial Merger, Merger Sub 2 will merge with and into CGCL, with CGCL being the surviving entity and becoming a wholly-owned subsidiary of PubCo (the “Acquisition Merger”, collectively with the Initial Merger and the other transactions contemplated by the MoneyHero Business Combination Agreement, the “MoneyHero Business Combination”).

The MoneyHero Business Combination is expected to close in the third or fourth quarter of 2023, following the receipt of the required approval by the Company’s shareholders and CGCL’s shareholders and the fulfillment of other customary closing conditions.

Business Combination Consideration

In accordance with the terms and subject to the conditions of the MoneyHero Business Combination Agreement, (a) at the effective time of the Initial Merger (the “Initial Merger Effective Time”), (i) each Class A ordinary share issued and outstanding immediately prior to the Initial Merger Effective Time (other than any Class A ordinary shares redeemed (if any) pursuant to Acquiror Share Redemptions (as defined in the MoneyHero Business Combination Agreement)) will be cancelled and cease to exist in exchange for one PubCo Class A Ordinary Share (as defined in the MoneyHero Business Combination Agreement); (ii) each Acquiror Warrant (as defined in the MoneyHero Business Combination Agreement) issued and outstanding immediately prior to the Initial Merger Effective Time will be assumed by PubCo and converted into a PubCo warrant to purchase one PubCo Class A Ordinary Share as determined in accordance with the MoneyHero Business Combination Agreement and pursuant to the Assignment, Assumption and Amendment Agreement (as defined below); (iii) each Class B ordinary share issued and outstanding immediately prior to the Initial Merger Effective Time will be cancelled and cease to exist in exchange for one Class B ordinary share of PubCo; (iv) the outstanding portion of any Working Capital Loans (as defined in the MoneyHero Business Combination Agreement) equal to or less than $5,000,000 (subject to such increases as may be agreed in writing between the Company and CGCL) outstanding immediately prior to the Initial Merger Effective Time shall be capitalized and converted into the right to receive such number of newly issued PubCo Class A Ordinary Shares as determined in accordance with the MoneyHero Business Combination Agreement and pursuant to the Working Capital Loan Capitalization Agreement (as defined below); and (v) each issued and outstanding share of Merger Sub 1 will continue existing and constitute the only issued and outstanding share in the capital of Merger Sub 1 (as the surviving company in the Initial Merger); and (b) at the effective time of the Acquisition Merger (the “Acquisition Effective Time”), (i) each ordinary share (including, for the avoidance of doubt, each Class A ordinary share of CGCL issued in the Company Preference Share Conversion (as defined in the MoneyHero Business Combination Agreement)) issued and outstanding immediately prior to the Acquisition Effective Time will automatically be cancelled and converted into such number of newly issued PubCo Class A Ordinary Shares as determined in accordance with the MoneyHero Business Combination Agreement; (ii) each Company Option (as defined in the MoneyHero Business Combination Agreement) issued and outstanding immediately prior to the Acquisition Effective Time will be assumed by PubCo and converted into an option in respect of such number of newly issued PubCo Class A Ordinary Shares as determined in accordance with the MoneyHero Business Combination Agreement; (iii) each Company Warrant (as defined in the MoneyHero Business Combination Agreement) issued and outstanding immediately prior to the Acquisition Effective Time will be assumed by PubCo and converted into a PubCo warrant to purchase such number of newly issued PubCo Class A Ordinary Shares as determined in accordance with the MoneyHero Business Combination Agreement and pursuant to the PubCo Class A Acquisition Warrant Instrument, PubCo Class C-1 Acquisition Warrant Instrument or PubCo Class C-2 Acquisition Warrant Instrument (each as defined in the MoneyHero Business Combination Agreement), as applicable; (iv) the unexercised portion of the Existing Call Option (as defined in the MoneyHero Business Combination Agreement) will be assumed by PubCo and converted into an option to purchase certain loan notes of PubCo and certain newly issued PubCo Class A Ordinary Shares pursuant to the terms and conditions of the PubCo Call Option Agreement (as defined below); and (v) each issued and outstanding share of Merger Sub 2 will automatically be converted into one Surviving Company Ordinary Share (as defined in the MoneyHero Business Combination Agreement) and accordingly, PubCo shall be the holder of all Surviving Company Ordinary Shares.

With effect from the Initial Merger Effective Time and on all matters subject to a vote of the shareholders of PubCo, holders of PubCo Class A Ordinary Shares will be entitled to one vote per share and holders of the PubCo Class B Ordinary Shares will be entitled to ten votes per share. Each PubCo Class B Ordinary Share (x) is convertible into one PubCo Class A Ordinary Share at any time at the option of the holder thereof, and (y) will automatically and immediately convert into one PubCo Class A Ordinary Share upon, among others and subject to certain limitations, the sale, transfer or other disposal by the holder thereof to any other person that is not an affiliate of such holder, in each case of the foregoing (x) and (y), subject to the terms and conditions of the amended and restated memorandum and articles of association of PubCo to be adopted and become effective at the Initial Merger Effective Time (the “PubCo Charter”, a form of which is attached to the MoneyHero Business Combination Agreement as an exhibit).

Immediately after the Acquisition Effective Time and without any action on the part of any holder of PubCo Class A Ordinary Shares, PubCo will redesignate each PubCo Class A Ordinary Share that was exchanged from the Class A ordinary shares of CGCL issued in the Company Preference Share Conversion pursuant to the MoneyHero Business Combination Agreement into one validly issued, fully paid and non-assessable convertible preferred share of PubCo, par value US$0.0001 per share, having the rights, preferences and restrictions set forth in the PubCo Charter, including in Articles 17 to 24 and Article 89 thereof.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Representations and Warranties; Covenants

The MoneyHero Business Combination Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. The parties have also agreed, among other things, that on closing of the MoneyHero Business Combination, the board of directors of PubCo will comprise up to nine directors, including (i) if the Sponsor so elects, one person as the Sponsor may designate pursuant to a written notice to be delivered to PubCo sufficiently in advance of the Acquisition Effective Time and (ii) all other persons as the Company may designate pursuant to a written notice to be delivered to PubCo sufficiently in advance of the Acquisition Effective Time.

Conditions to Each Party’s Obligations

The obligations of the Company and CGCL to consummate the MoneyHero Business Combination are subject to certain closing conditions, including but not limited to: (i) the Registration Statement on Form F-4 to be filed by PubCo (relating to the MoneyHero Business Combination and containing a proxy statement of the Company) (the “MoneyHero Registration Statement”) having become effective; (ii) the approval by the Company’s shareholders and CGCL’s shareholders of the transactions contemplated by the MoneyHero Business Combination Agreement and the other transaction proposals having been obtained; (iii) the PubCo Class A Ordinary Shares having been approved for listing on the Nasdaq Stock Market LLC (subject to the official notice of issuance); (iv) the accuracy of representations and warranties to various standards, from true and correct in all respects to material adverse effect; (v) material compliance with pre-closing covenants; (vi) the bring-down to closing of a representation that no material adverse effect has occurred (both for the Company and CGCL); (vii) the absence of a legal prohibition on consummating the transactions; (viii) the Company having at least $5,000,001 of net tangible assets remaining after accounting for Acquiror Share Redemptions; (ix) the sum of (A) the aggregate amount of cash in the Trust Account immediately prior to the Acquisition Closing (as defined in the MoneyHero Business Combination Agreement) (after deducting amounts needed to pay shareholder redemptions but prior to any other payments) and (B) the Permitted Equity Financing Proceeds (as defined in the MoneyHero Business Combination Agreement) if any, shall be not less than $50,000,000 and (x) certain persons who would be deemed to be “effective controllers” of a Singapore-incorporated subsidiary of CGCL within the meaning of section 87(3) of the Singapore Insurance Act 1966, having obtained all necessary approvals, consents and authorizations from the Monetary Authority of Singapore in accordance with section 87(2) of the Singapore Insurance Act 1966 to obtain “effective control” (within the meaning of section 87(3) of the Singapore Insurance Act 1966) of such subsidiary.

PubCo Equity Plan

The MoneyHero Business Combination Agreement provides that, prior to the date of the Initial Closing (as defined in the MoneyHero Business Combination Agreement), PubCo shall approve and adopt an incentive equity plan (“PubCo Equity Plan”) in a form and substance reasonably satisfactory to the Company that shall take effect immediately upon the Acquisition Effective Time, pursuant to which PubCo shall reserve under the PubCo Equity Plan such number of PubCo Class A Ordinary Shares equal to the sum of (a) 15% of PubCo’s fully-diluted share capital immediately after the Acquisition Effective Time, plus (b) the product of (i) the total number of ordinary shares of CGCL reserved for issuance with respect to any outstanding options of CGCL under the equity plan of CGCL immediately prior to the Acquisition Effective Time multiplied by (ii) the ratio for exchanging ordinary shares of CGCL for PubCo Class A Ordinary Shares at the Acquisition Effective Time, plus (c) the product of (i) the total number of remaining ordinary shares of CGCL reserved but not yet issued under the equity plan of CGCL immediately prior to the Acquisition Effective Time multiplied by (ii) the ratio for exchanging ordinary shares of CGCL for PubCo Class A Ordinary Shares at the Acquisition Effective Time; provided that the calculation in subpart (c) of this paragraph shall not include any ordinary shares of CGCL included in subpart (b) of this paragraph, unless otherwise determined by the board of directors of PubCo. The MoneyHero Business Combination Agreement provides that once the PubCo Equity Plan is established, PubCo may make equity awards to such present and future officers, directors, employees, consultants and advisors of PubCo or its subsidiaries as may be selected in the sole discretion of the board of directors of PubCo.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Termination

The MoneyHero Business Combination Agreement may be terminated under customary and limited circumstances prior to the closing of the MoneyHero Business Combination, including, but not limited to: (i) by mutual written consent of the Company and CGCL; (ii) by the Company if the representations and warranties of CGCL, PubCo, Merger Sub 1 or Merger Sub 2 are not true and correct at the standards specified in the MoneyHero Business Combination Agreement or if CGCL, PubCo, Merger Sub 1 or Merger Sub 2 fails to perform any covenant or agreement set forth in the MoneyHero Business Combination Agreement such that certain conditions to closing would not be satisfied by the closing of the Initial Merger and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods; (iii) by CGCL if the representations and warranties of the Company are not true and correct at the standards specified in the MoneyHero Business Combination Agreement or if the Company fails to perform any covenant or agreement set forth in the MoneyHero Business Combination Agreement such that certain conditions to closing would not be satisfied by the closing of the Initial Merger and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods; (iv) by either the Company or CGCL if the Initial Merger is not consummated by October 15, 2023; (v) by either the Company or CGCL if there is a law or governmental order in effect prohibiting the MoneyHero Business Combination; (vi) by the Company if the Acquisition Merger is not consummated by the third (3rd) business day following the closing of the Initial Merger; (vii) by CGCL if the approval by the Company’s shareholders of the transactions contemplated by the MoneyHero Business Combination Agreement and the other transaction proposals has not been obtained following the Company’s shareholder meeting or any adjournment or postponement thereof; and (viii) by the Company if the approval by CGCL’s shareholders of the transactions contemplated by the MoneyHero Business Combination Agreement and the other transaction proposals has not been obtained following the shareholders’ meeting of CGCL or any adjournment or postponement thereof.

Ancillary Agreements

Company Holders Support and Lock-Up Agreement

Concurrently with the execution of the MoneyHero Business Combination Agreement, the Company, PubCo, CGCL and certain of the shareholders of CGCL entered into a company holders support agreement and deed (the “Company Holders Support and Lock-Up Agreement”), pursuant to which (i) certain Company shareholders who in the aggregate represented over 70% of the voting power of all outstanding voting shares of CGCL as of the date of the MoneyHero Business Combination Agreement have agreed, among other things: (a) to appear for purposes of constituting a quorum at any meeting of the shareholders of CGCL called to seek approval of the transactions contemplated by the MoneyHero Business Combination Agreement and the other transaction proposals; (b) to vote in favor of the transactions contemplated by the MoneyHero Business Combination Agreement and other transaction proposals; (c) to vote against any proposals that would materially impede the transactions contemplated by the MoneyHero Business Combination Agreement or any other transaction proposal; (d) not to sell or transfer any of their shares prior to the closing of the MoneyHero Business Combination; and (e) to waive their dissenters’ rights pursuant to the Cayman Islands Companies Act (As Revised) (the “Cayman Companies Act”) with respect to all shares of CGCL held by such shareholders in connection with the Acquisition Merger, to the extent applicable; and (ii) certain shareholders of CGCL have also agreed to a lock-up of the PubCo Class A Ordinary Shares and warrants of PubCo they will receive pursuant to the Acquisition Merger (subject to certain exceptions) for a period of 6 months following the Acquisition Closing.

The foregoing description of the Company Holders Support and Lock-Up Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Company Holders Support and Lock-Up Agreement, a copy of which is filed as Exhibit 10.1 to this Report and incorporated herein by reference.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

Sponsor Support and Lock-Up Agreement

Concurrently with the execution of the MoneyHero Business Combination Agreement, the Company, Sponsor, PubCo and CGCL entered into a sponsor support agreement and deed (the “Sponsor Support and Lock-Up Agreement”), pursuant to which Sponsor has agreed to, among other things: (i) appear for purposes of constituting a quorum at the meetings of the shareholders of the Company called to seek approval of the consummation of transactions contemplated by the MoneyHero Business Combination Agreement and the other transaction proposals; (ii) vote to adopt and approve the MoneyHero Business Combination Agreement and the other documents contemplated thereby and the transactions contemplated thereby; (iii) to vote against any proposals that would materially impede the transactions contemplated by the MoneyHero Business Combination Agreement or any other transaction proposal; (iv) not to redeem any of its ordinary shares; (v) not to sell or transfer any of its ordinary shares prior to the closing of the MoneyHero Business Combination; (vi) to waive its dissenters’ rights pursuant to the Cayman Companies Act with respect to all of its ordinary shares in connection with the Initial Merger, to the extent applicable; and (vii) a lock-up of the PubCo ordinary shares and PubCo warrants it will receive pursuant to the Initial Merger (subject to certain exceptions) for a period of 6 months following the Acquisition Closing. Pursuant to the Sponsor Support and Lock-Up Agreement, Sponsor has agreed to subject 2,000,000 PubCo Class B Ordinary Shares it receives pursuant to the MoneyHero Business Combination to potential forfeiture, with such potential forfeiture lapsing if the 20-day volume weighted average trading price of PubCo Class A Ordinary Shares on the 2nd, 4th, 6th, 8th or 10th anniversary of the Acquisition Closing equals or exceeds $10.00 per share, determined in accordance with the Sponsor Support and Lock-Up Agreement. Pursuant to the Sponsor Support and Lock-Up Agreement and subject to the satisfaction of certain conditions, including, among others, that (i) Sponsor holds a sufficient number of PubCo Class B Ordinary Shares following the implementation of the arrangements set forth in the Non-Redemption Deeds (referred to below); and (ii) the 20-day volume weighted average trading price of PubCo Class A Ordinary Shares is in excess of $11.00 per share at a date to be determined in accordance with the Sponsor Support and Lock-up Agreement, Sponsor has also agreed to forfeit for nil consideration a certain number of PubCo Class B Ordinary Shares to PubCo, determined in accordance with certain formulas set forth in the Sponsor Support and Lock-Up Agreement, and following any such forfeiture, PubCo has an obligation to issue a corresponding number of PubCo Class A Ordinary Shares, if any, to certain former equity holders of CGCL.

The foregoing description of the Sponsor Support and Lock-Up Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Sponsor Support and Lock-Up Agreement, a copy of which is filed as Exhibit 10.2 to this Report and incorporated herein by reference.

MoneyHero Registration Rights Agreement

Concurrently with the execution of the MoneyHero Business Combination Agreement, the Company, PubCo, Sponsor and certain shareholders of CGCL and their respective affiliates (the “CGCL Holders”) entered into a registration rights agreement (the “MoneyHero Registration Rights Agreement”), to be effective upon the Acquisition Closing, pursuant to which, among other things, PubCo will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act and Sponsor, its certain related parties and CGCL Holders have been granted customary demand and piggyback registration rights.

The foregoing description of the MoneyHero Registration Rights Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the MoneyHero Registration Rights Agreement, a copy of which is filed as Exhibit 10.3 to this Report and incorporated herein by reference.

Assignment, Assumption and Amendment Agreement

Concurrently with the execution of the MoneyHero Business Combination Agreement, the Company, PubCo and Continental entered into an amendment (the “Assignment, Assumption and Amendment Agreement”) to that certain warrant agreement, dated October 15, 2020, by and between the Company and Continental (“Existing Warrant Agreement”), to be effective upon the closing of the Initial Merger, pursuant to which, among other things, the Company agrees to assign all of its rights, interests and obligations in and under the Existing Warrant Agreement to PubCo.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The foregoing description of the Assignment, Assumption and Amendment Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Assignment, Assumption and Amendment Agreement, a copy of which is filed as Exhibit 10.4 to this Report and incorporated herein by reference.

Working Capital Loan Capitalization Agreement

Concurrently with the execution of the MoneyHero Business Combination Agreement, the Company, Sponsor, PubCo and CGCL entered into a working capital loan capitalization agreement (the “Working Capital Loan Capitalization Agreement”), pursuant to which, among other things, certain Working Capital Loans will be capitalized into a number of PubCo Class A Ordinary Shares equal to the aggregate amount outstanding under such loans, up to an aggregate amount of $5,000,000 (subject to such increases as may be agreed in writing by the Company and CGCL), divided by 10.00, rounded down to the nearest whole number.

The foregoing description of the Working Capital Loan Capitalization Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Working Capital Loan Capitalization Agreement, a copy of which is filed as Exhibit 10.5 to this Report and incorporated herein by reference.

Fee Letter

Concurrently with the execution of the MoneyHero Business Combination Agreement, Sponsor and BTN Investments LLC (“BTN”) issued a letter to PubCo and CGCL (the “Fee Letter”), pursuant to which, among other things, each of Sponsor and BTN agreed to reimburse PubCo for a portion of transaction expenses which PubCo settles at the Acquisition Closing if the aggregate amount of cash in the Trust Account immediately prior to the Acquisition Closing (after deducting amounts needed to pay Acquiror Share Redemptions but prior to any other payments) is less than $82,000,000.00, in accordance with certain formulas set forth in the Fee Letter.

The foregoing description of the Fee Letter does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Fee Letter, a copy of which is filed as Exhibit 10.6 to this Report and incorporated herein by reference.

Non-Redemption Deeds

Concurrently with the execution of the MoneyHero Business Combination Agreement, Sponsor entered into a deed of irrevocable undertakings in favor of each of the FWD Parties (collectively, the “Non-Redemption Deeds”) pursuant to which, among other things, in exchange for each FWD Party (i) not exercising its redemption rights with respect to the Class A ordinary shares held by it, (ii) voting in favor of the MoneyHero Business Combination, (iii) not selling or transferring any of the Class A ordinary shares held by it prior to the closing of the Initial Merger, and (iv) not exercising its dissenters’ rights pursuant to the Cayman Companies Act in connection with the Initial Merger, Sponsor has undertaken to pay to each FWD Party an amount in cash sufficient to assure each FWD Party of an annual return of 5.0% on the PubCo Class A Ordinary Shares held by each FWD Party and to compensate each FWD Party for any loss realized by it if it sells any PubCo Class A Ordinary Shares at a price per PubCo Class A Ordinary Share of less than $10.00, in each case for a period of five years from the date of the Acquisition Closing, subject to certain caps and other exceptions set forth in the Non-Redemption Deeds. Such cash payments to the FWD Parties will be funded through Sponsor selling PubCo Class A Ordinary Shares, including PubCo Class A Ordinary Shares issued upon conversion of PubCo Class B Ordinary Shares, held by Sponsor, except that Sponsor shall have the right to purchase all of the remaining PubCo Class A Ordinary Shares held by the FWD Parties as of the end of the five-year period pursuant to the terms and conditions of the Non-Redemption Deeds, and if Sponsor exercises such right, the Non-Redemption Deeds do not require Sponsor to sell PubCo Class A Ordinary Shares to fund such purchase of the remaining PubCo Class A Ordinary Shares held by the FWD Parties as of the end of the five-year period. Sponsor has agreed to a lock-up of the PubCo Class A Ordinary Shares and PubCo Class B Ordinary Shares to be received by it in the MoneyHero Business Combination in connection with its obligations under the Non-Redemption Deeds, subject to compliance by the FWD Parties with the conditions specified in the Non-Redemption Deeds.

The foregoing description of the Non-Redemption Deeds does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Non-Redemption Deeds, copies of which are filed as Exhibit 10.7 and 10.8 to this Report and incorporated herein by reference.

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

PubCo Call Option Agreement

Concurrently with the execution of the MoneyHero Business Combination Agreement, PubCo and the Call Option Holder (as defined in the MoneyHero Business Combination Agreement) entered into a call option agreement (the “PubCo Call Option Agreement”), pursuant to which and subject to the condition that the Call Option Holder has not fully exercised the Existing Call Option as of immediately prior to the Acquisition Effective Time, PubCo agreed to grant the Call Option Holder a call option at the Acquisition Effective Time, such that the Call Option Holder will have the right to subscribe for certain loan notes from PubCo, together with certain number of PubCo Class A Ordinary Shares as determined in accordance with the PubCo Call Option Agreement.

The foregoing description of the PubCo Call Option Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the PubCo Call Option Agreement, a copy of which is filed as Exhibit 10.9 to this Report and incorporated herein by reference.

The foregoing description of the MoneyHero Business Combination Agreement and proposed MoneyHero Business Combination is subject to and qualified in its entirety by reference to the full text of the MoneyHero Business Combination Agreement, a copy of which is filed as Exhibit 2.1 to this Report and incorporated herein by reference. Other than as specifically discussed, this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the “Report”) does not give effect to the proposed MoneyHero Business Combination.

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 15,093,034 Class A ordinary shares subject to possible redemption which are presented as temporary equity. In connection with the 2022 Shareholders Meeting and the Extension Amendment Proposal, shareholders holding 44,406,317 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. The Company paid cash in the aggregate amount of $447,637,640.94, or approximately $10.08 per share to such redeeming shareholders.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 14,874,838 Class B ordinary shares issued and outstanding.

Holders of Class A ordinary shares and Class B ordinary shares vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Business Combination.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Company’s Business Combination, the Company will use its best efforts to file, and within 60 business days following the Business Combination to have declared effective, a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the Existing Warrant Agreement. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such Class A ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall has failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

If the Company calls the Public Warrants for redemption, as described above, Management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the Existing Warrant Agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

At June 30, 2023 and December 31, 2022, all assets in the Trust Account were held in cash.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2023	December 31, 2022
Liabilities:
Warrant Liabilities – Public Warrants	1	$4,958,279	$2,379,974
Warrant Liabilities – Private Placement Warrants	3	$1,805,982	$773,992

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

BRIDGETOWN HOLDINGS LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

The measurement of the Public Warrants at June 30, 2023 and December 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the Treasury Department zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. A significant increase or decrease in volatility alone could cause a significant increase or decrease in ending fair value.

The fair value of the Private Placement Warrants was estimated at June 30, 2023 and December 31, 2022 to be $0.28 and $0.12, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	June 30, 2023	December 31, 2022
Risk-free interest rate	4.06%	3.98%
Time to expiration, in Years	5.28	5.75
Expected volatility	22.8%	8.5%
Exercise price	$11.50	$11.50
Share Price	$10.27	$9.91

The following table presents the changes in the fair value of Private Placement Warrant liability:

Private Placement
Fair value as of December 31, 2022	$773,992
Change in valuation inputs or other assumptions	1,031,990
Fair value as of June 30, 2023	$1,805,982

Private Placement
Fair value as of December 31, 2021	$5,869,442
Change in valuation inputs or other assumptions	(4,192,459)
Fair value as of June 30, 2022	$1,676,983

There were no transfers in or out of Level 3 during the three and six months ended June 30, 2023 and 2022.

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

Overview

We are a blank check company incorporated in the Cayman Islands on May 27, 2020 formed for the purpose of effecting a Business Combination. While we may pursue a Business Combination target in any business or industry, we are focusing our search on a target with operations or prospective operations in the technology, financial services, or media sectors in Southeast Asia. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the Private Placement, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Extension of our Combination Period

On October 13, 2022, we held the 2022 Shareholders Meeting and approved, among other things, the Extension Amendment Proposal, which extended the date by which we must consummate a business combination from October 20, 2022 (which was 24 months from the closing of the Initial Public Offering) to October 20, 2023 (or such earlier date as determined by the Board of Directors). In connection with the approval of the Extension Amendment Proposal, shareholders holding 44,406,317 Public Shares exercised their right to redeem such shares for a pro rata portion of the Trust Account. We paid cash in the aggregate amount of $447,637,641, or approximately $10.08 per share to such redeeming shareholders.

MoneyHero Business Combination

On May 25, 2023, we entered into the MoneyHero Business Combination Agreement. The MoneyHero Business Combination Agreement provides for, among other things, a business combination involving the Company and the MoneyHero Group. The MoneyHero Business Combination is expected to close in the third or fourth quarter of 2023, following the receipt of the required approval by our shareholders and CGCL’s shareholders and the fulfillment of other customary closing conditions.

For a full description of the MoneyHero Business Combination Agreement and the proposed MoneyHero Business Combination, including the ancillary agreements entered into in connection therewith, please see “Item 1. Financial Statements”.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2023 were organizational activities and those necessary to prepare for the Initial Public Offering, and subsequent to the Initial Public Offering, to search for and identify a target company for consummating a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2023, we had a net loss of $3,608,493, which consisted of change in fair value of warrant liabilities of $2,231,643 and formation and operating cost of $2,774,441, offset by the interest earned on cash held in the Trust Account of $1,397,591.

For the six months ended June 30, 2023, we had a net loss of $6,374,858, which consisted of change in fair value of warrant liabilities of $3,610,295 and formation and operating cost of $5,328,857, offset by the interest earned on cash held in the Trust Account of $2,564,294.

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

Liquidity, Capital Resources and Going Concern Consideration

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

Following the Initial Public Offering, the partial exercise of the over-allotment option and the Private Placement, a total of $594,993,510 was placed in the Trust Account. We incurred $26,628,771 in transaction costs, including $8,174,902 of underwriting fees net of $2,724,968 reimbursed from the underwriters of the Initial Public Offering, $17,849,805 of deferred underwriting fees and $604,064 of other offering costs.

For the six months ended June 30, 2023, cash used in operating activities was $477,251. Net loss of $6,374,858 was affected by change in fair value of warrant liabilities of $3,610,295, and interest earned on marketable securities held in the Trust Account of $2,564,294. Changes in operating assets and liabilities provided $4,851,606 of cash from operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $319,687. Net income of $17,247,421 was affected by change in fair value of warrant liabilities of $17,083,985, and interest earned on marketable securities held in the Trust Account of $981,685. Changes in operating assets and liabilities provided $498,562 of cash from operating activities.

As of June 30, 2023, we had cash held in the Trust Account of $154,927,287. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $146,148. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

On July 9, 2020, the First Promissory Note was signed. Pursuant to the First Promissory Note, we could borrow up to an aggregate principal amount of $300,000. The First Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of June 30, 2023 and December 31, 2022, there was $300,000 outstanding under the First Promissory Note, which is currently due on demand.

On December 15, 2021, the Second Promissory Note was signed. The Second Promissory Note is due on the earlier of (i) the date on which we consummate a Business Combination or (ii) the date that our winding up is effective. As of June 30, 2023 and December 31, 2022, there was $500,000 and $500,000, respectively, outstanding under the Second Promissory Note.

On February 8, 2022, we signed the Third Promissory Note. The Third Promissory Note carries no interest and is due on the earlier of (i) the date on we consummate a Business Combination or (ii) the date that our winding is effective. The Sponsor has waived rights to the Trust Account under all of the Promissory Notes. As of June 30, 2023 and December 31, 2022, there was $500,000 and $500,000, respectively, outstanding under the Third Promissory Note.

As of June 30, 2023 and December 31, 2022, there was $1,300,000 and $1,300,000, respectively, outstanding under the Promissory Notes, respectively.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Pursuant to the Underwriting Agreement, the underwriters of the Initial Public Offering are entitled to a deferred fee of $0.30 per Unit, or $17,849,805. A portion of such amount, not to exceed 25% of the total amount of the deferred underwriting commissions held in the Trust Account, may be re-allocated or paid to affiliated or unaffiliated third parties that assist in consummating a Business Combination. The election to re-allocate or make any such payments to affiliated or unaffiliated third parties will be solely at the discretion of Management, and such unaffiliated third parties will be selected by Management in their sole and absolute discretion. The deferred fee will become payable to the underwriters of the Initial Public Offering from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. We may, in our sole discretion, pay up to an additional 1.25% in the aggregate of deferred underwriting commissions to one or more of the underwriters based on the underwriters’ performance during the Business Combination process.

On June 29, 2023, each of the Representatives notified the Company that it would not act in any capacity in connection with the MoneyHero Business Combination and agreed to waive any entitlement to the deferred underwriting compensation with respect to the MoneyHero Business Combination to be paid pursuant to the Underwriting Agreement. The deferred fees pursuant to the Underwriting Agreement were earned in full upon completion of the Initial Public Offering, however, payment was conditioned upon the closing of the MoneyHero Business Combination. Each of the Representatives provided a waiver to receive such fees from the Company. The Company accepted each waiver as neither of the Representatives has participated in any aspect of the MoneyHero Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures contained in “Item 1. Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Under the supervision and with the participation of Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of Management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Reports on Forms 10-K and 10-K/A for the fiscal years ended December 31, 2020, December 31, 2021 and December 31, 2022, as filed with the SEC on December 21, 2021, March 28, 2022 and March 30, 2023, respectively, (iii) Quarterly Reports on Forms 10-Q and Form 10-Q/A for the quarterly periods ended September 30, 2021, March 31, 2022, June 30, 2022, September 30, 2022 and March 31, 2023, as filed with the SEC on December 21, 2021, May 12, 2022, August 12, 2022, November 9, 2022 and May 10, 2023, respectively, and (iv) Proxy Statement of Schedule 14A, as filed with the SEC on September 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate a Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to the MoneyHero Group and the MoneyHero Business Combination, please refer to the MoneyHero Registration Statement when it becomes available on www.sec.gov.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected.

If our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our common stock after or in connection with such initial Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. The Treasury Department has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our Class A ordinary shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect).

However, in connection with an initial Business Combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions and, because our securities are trading on exchange, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury Department, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the Treasury Department that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the shareholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial Business Combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial Business Combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 29, 2023, each of the Representatives notified us that it would not act in any capacity in connection with the MoneyHero Business Combination and agreed to waive any entitlement to the deferred underwriting compensation with respect to the MoneyHero Business Combination to be paid pursuant to the Underwriting Agreement. The deferred fees pursuant to the Underwriting Agreement were earned in full upon completion of the Initial Public Offering, however, payment was conditioned upon the closing of the Business Combination. Each of the Representatives provided a waiver to receive such fees from us. We accepted each waiver as neither of the Representatives has participated in any aspect of the MoneyHero Business Combination.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of May 25, 2023, by and among Bridgetown Holdings Limited, MoneyHero Limited, Gemini Merger Sub 1 Limited, Gemini Merger Sub 2 Limited and CompareAsia Group Capital Limited.+ (1)
10.1	Company Holders Support and Lock-Up Agreement and Deed, dated as of May 25, 2023, by and among, Bridgetown Holdings Limited, MoneyHero Limited, CompareAsia Group Capital Limited, and the other parties named therein.+ (1)
10.2	Sponsor Support and Lock-Up Agreement and Deed, dated as of May 25, 2023, by and among Bridgetown Holdings Limited, MoneyHero Limited, CompareAsia Group Capital Limited and Bridgetown LLC.+ (1)
10.3	Registration Rights Agreement, dated as of May 25, 2023, by and among Bridgetown Holdings Limited, Bridgetown LLC, MoneyHero Limited, CompareAsia Group Capital Limited and the other parties named therein. (1)
10.4	Assignment, Assumption and Amendment Agreement, dated May 25, 2023, by and among Bridgetown Holdings Limited, MoneyHero Limited, and Continental Stock Transfer & Trust Company. (1)
10.5	Working Capital Loan Capitalization Agreement, dated as of May 25, 2023, by and among Bridgetown Holdings Limited, Bridgetown LLC, MoneyHero Limited and CompareAsia Group Capital Limited.+ (1)
10.6	Fee Letter, dated as of May 25, 2023, issued by Bridgetown LLC and BTN Investments LLC to MoneyHero Limited and CompareAsia Group Capital Limited.+ (1)
10.7	Deed of Irrevocable Undertakings, dated as of May 25, 2023, by Bridgetown LLC to FWD Life Insurance Company, Limited. (1)
10.8	Deed of Irrevocable Undertakings, dated as of May 25, 2023, by Bridgetown LLC to FWD Life Insurance Public Company Limited. (1)
10.9	PubCo Call Option Agreement, dated as of May 25, 2023, by and between MoneyHero Limited and PCCW Media International Limited.+ (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

+	The schedules and/or annexes to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company hereby undertakes to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that the Company may request confidential treatment for any such schedules so furnished.
*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on May 25, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIDGETOWN HOLDINGS LIMITED

Date: August 11, 2023		/s/ Daniel Wong
	Name:	Daniel Wong
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)